Form 10-Q
period 1995-09-30
PINNACLE BANC GROUP INC
filed 1995-11-09
CIK 827085

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
For the period ended September 30, 1995
                     ------------------
                                           or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
For the transition period from _________________ to _________________

Commission File Number:  0-18283
                                          -------

                            PINNACLE BANC GROUP, INC.
                            -------------------------
           (Exact name of registrant as specified in its charter)

         Illinois                                                 36-3190818
         --------                                                 ----------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                            2215 York Road, Suite 208, Oak Brook, Illinois 60521
                            ----------------------------------------------------
                                   (Address of principal executive offices)

                                                  (708) 574-3550
                                                  --------------
                            (Registrant's telephone number, including area code)

_____________________________________________________________________________
    (Former name, former address and former fiscal year, if changed since last report.)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  [ X ]    No  [  ]


APPLICABLE ONLY TO CORPORATE ISSUERS:           As of November 6, 1995, the
                                                registrant had 4,379,469 shares
                                                outstanding of common stock,
                                                $4.69 par value.

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.
       Presented on the following pages are the unaudited consolidated balance sheets of Pinnacle Banc Group, Inc. and subsidiaries ("Pinnacle") for September 30, 1995 and December 31, 1994, the related consolidated statements of income for the three and nine month periods ended September 30, 1995 and 1994, and the related consolidated statements of cash flows for the nine month periods ended September 30, 1995 and 1994.

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, such as estimated provisions for profit sharing and bonus arrangements normally determined at year end, considered necessary for a fair presentation have been included. Due to the materiality of securities gains on the sale of U. S. Treasury bills in the second quarter of 1995, $468,000 relating to the U. S. Treasury bills sales in the first quarter of 1995 has been reclassified from interest income to securities gains in the Income Statement for consistent presentation.

       Footnote disclosure has been made regarding the acquisition of Acorn Financial Corp and its subsidiary bank, Suburban Trust & Savings Bank, which was completed on January 6, 1995 and the adoption of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting for Creditors for Impairment of a Loan" and its amendment SFAS No. 118, "Accounting for Creditors for Impairment of a Loan - Income Recognition and Disclosure". The remaining footnote disclosure has been omitted since it would substantially duplicate the disclosure contained in the latest audited financial statements of Pinnacle contained in the 1994 Annual Report to Shareholders.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES



                                                                     SEPTEMBER 30                DECEMBER 31
                                                                          1995                        1994
                                                                          ----                        ----
ASSETS:
 Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . $ 20,708,652                $ 20,265,069
 Federal funds sold. . . . . . . . . . . . . . . . . . . . . . . . .    7,000,000                     -0-
                                                                     ------------                ------------
   Total cash and cash equivalents . . . . . . . . . . . . . . . . .   27,708,652                  20,265,069
 Interest-bearing deposits . . . . . . . . . . . . . . . . . . . . .    3,191,368                   2,815,326
 Securities:
   Available for sale. . . . . . . . . . . . . . . . . . . . . . . .  429,456,941                 386,500,270
   (amortized cost:   9/30/95 - $421,231,000
                     12/31/94 - $382,618,000)
 Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  304,092,642                 248,404,294
 Less:  Allowance for loan losses. . . . . . . . . . . . . . . . . .   (6,522,123)                 (4,228,608)
                                                                     ------------                ------------
   Net loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .  297,570,519                 244,175,686
 Premises and equipment. . . . . . . . . . . . . . . . . . . . . . .   16,114,934                   9,714,259
 Goodwill and other intangibles. . . . . . . . . . . . . . . . . . .   19,649,251                   7,965,307
 Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .   12,117,461                  13,456,201
                                                                     ------------                ------------
   Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $805,809,126                $684,892,118
                                                                     ------------                ------------
                                                                     ------------                ------------

LIABILITIES:
 Demand deposits:
   Noninterest-bearing . . . . . . . . . . . . . . . . . . . . . . . $ 89,807,839                  73,921,734
   Interest-bearing. . . . . . . . . . . . . . . . . . . . . . . . .   82,384,865                  74,699,554
 Savings deposits. . . . . . . . . . . . . . . . . . . . . . . . . .  263,640,479                 251,468,974
 Other time deposits . . . . . . . . . . . . . . . . . . . . . . . .  261,227,064                 199,789,022
                                                                     ------------                ------------
   Total deposits. . . . . . . . . . . . . . . . . . . . . . . . . .  697,060,247                 599,879,284
 Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . .      -0-                       4,800,000
 Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .   22,400,000                   5,400,000
 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .    7,961,418                   5,977,157
                                                                     ------------                ------------
   Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .  727,421,665                 616,056,441
                                                                     ------------                 ------------
STOCKHOLDERS' EQUITY:
 Preferred stock
   1,000 shares authorized, none issued. . . . . . . . . . . . . . .     -0-                            -0-
 Common stock, $4.69 par . . . . . . . . . . . . . . . . . . . . . .   20,585,973                   20,653,341
   20,000,000 shares authorized; shares issued and
   outstanding:   9/30/95:   4,391,724
                 12/31/94:   4,406,046
 Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .   17,873,431                   17,550,439
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .   32,855,357                   27,583,618
 Unrealized gains in securities available for sale, net of tax          7,072,700                    3,048,279
                                                                     ------------                 ------------
   Total stockholders' equity. . . . . . . . . . . . . . . . . . . .   78,387,461                   68,835,677
                                                                     ------------                 ------------
   Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $805,809,126                 $684,892,118
                                                                     ------------                 ------------
                                                                     ------------                 ------------

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


                                                            FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30                  ENDED SEPTEMBER 30
                                                         --------------------------         -----------------------------
                                                         1995                  1994         1995                     1994
INTEREST INCOME:
  Loans. . . . . . . . . . . . . . . . . . . . .      $ 6,509,653          $ 5,206,767      $19,796,179            $15,161,588
  Securities:
    Taxable. . . . . . . . . . . . . . . . . . .        5,652,789            5,403,233       17,696,446             13,924,724
    Tax exempt . . . . . . . . . . . . . . . . .          592,361              703,093        2,114,255              2,231,141
  Interest-bearing deposits, Federal funds sold
    and other. . . . . . . . . . . . . . . . . .          217,099               15,164          752,375                 39,002
                                                      -----------          -----------      -----------            -----------
    Interest income. . . . . . . . . . . . . . .       12,971,902           11,328,257       40,359,255             31,356,455
                                                      -----------          -----------      -----------            -----------
INTEREST EXPENSE:
  Deposits:
    Interest-bearing demand. . . . . . . . . . .          429,666              336,975        1,276,863              1,021,148
    Savings. . . . . . . . . . . . . . . . . . .        2,087,554            1,731,396        6,293,433              5,208,616
    Other time . . . . . . . . . . . . . . . . .        3,556,322            1,940,470        9,968,377              5,363,683
  Short-term borrowings. . . . . . . . . . . . .            1,624              146,163           38,583                400,317
  Notes payable. . . . . . . . . . . . . . . . .          399,775               86,835        1,527,651                181,525
                                                      -----------          -----------      -----------            -----------
    Interest expense . . . . . . . . . . . . . .        6,474,941            4,241,839       19,104,907              12,175,289
                                                      -----------          -----------      -----------             -----------
Net Interest Income. . . . . . . . . . . . . . .        6,496,961            7,086,418       21,254,348              19,181,166
  Provision for loan losses. . . . . . . . . . .           75,000              300,000          225,000                 900,000
                                                      -----------          -----------      -----------             -----------
    Net interest income after provision
      for loan losses. . . . . . . . . . . . . .        6,421,961            6,786,418       21,029,348              18,281,166
                                                      -----------          -----------      -----------             -----------
OTHER INCOME:
  Banking services and other . . . . . . . . . .        1,140,981              915,706        3,691,328               2,719,349
  Trust services . . . . . . . . . . . . . . . .          544,824              449,628        1,569,215               1,316,044
  Net securities gains (losses). . . . . . . . .          182,733             (125,781)       4,447,894              (6,607,786)
                                                      -----------          -----------      -----------              -----------
    Other income . . . . . . . . . . . . . . . .        1,868,538            1,239,553        9,708,437              (2,572,393)
                                                      -----------          -----------      -----------              -----------
OTHER EXPENSE:
  Salaries, profit sharing and other
    employee benefits. . . . . . . . . . . . . .        2,945,304            2,347,467        8,848,975                7,011,127
  Occupancy. . . . . . . . . . . . . . . . . . .          631,660              454,128        2,274,254                1,411,105
  Amortization of goodwill and other intangibles          471,832              420,232        1,413,307                1,260,696
  Other operating expenses . . . . . . . . . . .        1,489,995            1,927,100        5,677,934                5,773,742
                                                      -----------          -----------      -----------              -----------
    Other expense. . . . . . . . . . . . . . . .        5,538,791            5,148,927       18,214,470               15,456,670
                                                      -----------          -----------      -----------              -----------
Income before income taxes . . . . . . . . . . .        2,751,708            2,877,044       12,523,315                  252,103
  Provision (benefit) for income taxes . . . . .          729,000              125,000        2,438,000               (1,146,000)
                                                      -----------          -----------      -----------               -----------
Net Income . . . . . . . . . . . . . . . . . . .      $ 2,022,708          $ 2,752,044      $10,085,315               $ 1,398,103
                                                      -----------          -----------      -----------               -----------
                                                      -----------          -----------      -----------               -----------

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING:
  Primary. . . . . . . . . . . . . . . . . . . .        4,410,166             4,426,445       4,424,942                 4,472,058
  Fully diluted. . . . . . . . . . . . . . . . .        4,410,352             4,426,445       4,425,510                 4,472,058
EARNINGS PER SHARE:
  Primary. . . . . . . . . . . . . . . . . . . .       $     0.46            $     0.61      $     2.28                $     0.31
  Fully diluted. . . . . . . . . . . . . . . . .       $     0.46            $     0.61      $     2.28                $     0.31

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES

                                                                              FOR THE NINE MONTHS
                                                                              ENDED SEPTEMBER 30
                                                                         ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                 1995                             1994
 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .      $   10,085,315                    $    1,398,103
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation. . . . . . . . . . . . . . . . . . . . . . . . .             945,289                           503,128
   Amortization of goodwill and other intangibles. . . . . . . .           1,413,307                         1,260,696
   Amortization of purchase accounting adjustments . . . . . . .              57,696                           504,696
   Discount accretion. . . . . . . . . . . . . . . . . . . . . .         (17,123,938)                       (2,871,865)
   Premium amortization. . . . . . . . . . . . . . . . . . . . .             190,548                         1,401,565
   Provision for loan losses . . . . . . . . . . . . . . . . . .             225,000                           900,000
   Loss (gain) on sale of securities . . . . . . . . . . . . . .          (4,447,894)                        6,607,786
   Decrease in interest receivable . . . . . . . . . . . . . . .             481,803                         1,974,117
   Increase in interest payable. . . . . . . . . . . . . . . . .             106,229                           114,875
   Decrease (increase) in other assets . . . . . . . . . . . . .           2,020,255                        (4,403,335)
   Increase in other liabilities . . . . . . . . . . . . . . . .             870,934                           739,329
   Other, net. . . . . . . . . . . . . . . . . . . . . . . . . .             (74,388)                         (322,420)
                                                                      --------------                    --------------
     Total adjustments . . . . . . . . . . . . . . . . . . . . .         (15,335,159)                        6,408,572
     Net cash provided by (used for) operating activities. . . .          (5,249,844)                        7,806,675

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash portion of acquisition, net of cash acquired . . . . . . .         (14,799,803)                              -0-
 Proceeds from sale of securities available for sale . . . . . .       2,735,907,226                     1,123,301,527
 Proceeds from maturities and paydowns of securities available
  for sale . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,275,651                        18,599,065
 Purchase of securities available for sale . . . . . . . . . . .      (2,728,184,187)                   (1,116,239,157)
 Net decrease in interest-bearing deposits . . . . . . . . . . .          11,992,879                           272,721
 Net loan principal (advanced) collected . . . . . . . . . . . .          20,197,878                          (814,708)
 Premises and equipment expenditures . . . . . . . . . . . . . .          (1,502,210)                         (483,931)
                                                                      --------------                    --------------
     Net cash provided by (used for) investing activities. . . .          38,887,434                        24,635,517

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net decrease in total deposits. . . . . . . . . . . . . . . . .         (33,816,731)                      (32,104,414)
 Net decrease in short-term borrowings . . . . . . . . . . . . .          (4,800,000)                       (4,600,000)
 Proceeds from notes payable . . . . . . . . . . . . . . . . . .          33,000,000                         9,700,000
 Principal reductions of notes payable . . . . . . . . . . . . .         (16,000,000)                       (4,600,000)
 Issuance of common stock. . . . . . . . . . . . . . . . . . . .             417,215                            36,775
 Purchase and retirement of common stock . . . . . . . . . . . .          (1,153,681)                       (2,626,048)
 Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . .          (3,840,810)                       (3,609,560)
                                                                      --------------                    --------------
     Net cash provided by (used for) financing activities. . . .         (26,194,007)                      (37,803,247)
 Net increase (decrease) in cash and cash equivalents. . . . . .           7,443,583                        (5,361,055)
 Cash and cash equivalents at beginning of period. . . . . . . .          20,265,069                        23,950,118
                                                                      --------------                    --------------
 Cash and cash equivalents at end of period. . . . . . . . . . .      $   27,708,652                    $   18,589,063
                                                                      --------------                    --------------
                                                                      --------------                    --------------
CASH PAID DURING PERIOD FOR:
 Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   18,998,678                    $   12,342,024
 Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .           2,121,000                         1,526,000

NOTE: On January 6, 1995, Acorn Financial Corp and its subsidiary, Suburban Trust & Savings Bank, were purchased by Pinnacle for $23,413,897 in cash. At the date of purchase, the balance sheet of Acorn included cash and cash equivalents of $8,614,094 resulting in a net cash position of $14,799,803.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


ACQUISITION:

        On January 6, 1995, Pinnacle completed the acquisition of Acorn Financial Corp ("AFC"), Oak Park, Illinois, and its subsidiary, Suburban Trust & Savings Bank ("STSB"). The purchase price was $23,400,000 in cash for all the issued and outstanding shares. Funds to pay for the purchase were borrowed from an unaffiliated bank. At the date of purchase, AFC was liquidated into Pinnacle and STSB, concurrent with liquidation of AFC, was merged into Pinnacle Bank, Cicero, Illinois, a wholly-owned subsidiary of Pinnacle. As of the date of purchase, AFC had total assets of approximately $144,000,000. Goodwill of approximately $12,000,000 created in the acquisition is being amortized on a straight line basis over fifteen years.

        This transaction was accounted for using the purchase method of accounting and the excess of the aggregate purchase price paid over the fair value of the net assets acquired consisted of goodwill. The results of operations of STSB have been included in the consolidated financial statements since date of acquisition. No pro forma financial information is presented since the date of acquisition closely coincides with the beginning of the year and would not differ significantly from the results reported. Condensed pro forma financial statements for the year ended December 31, 1994 were presented in the Form 8 filed March 20, 1995.

LOANS:

        On January 1, 1995, Pinnacle adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", and its amendment SFAS No. 118, "Accounting for Creditors for Impairment of a Loan - Income Recognition and Disclosure". The standards require loans to be valued based on the present value of expected future cash flows or to the fair value of their collateral. If the fair value is less than the recorded investment, the impairment is recorded through a provision for loan losses. The adoption of these standards had no effect on the financial position or results of operations of Pinnacle.

        The recorded investment in impaired loans was $5,625,000 at September 30, 1995. The fair value of all impaired loans was equal or greater than the recorded investment in the loans at quarter end.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET INCOME - NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
----------------------------------------------------------

         Consolidated net income was $10,085,000, or $2.28 per share, on a fully diluted basis for the nine months ended September 30, 1995, compared to the $1,398,000, or $0.31 per share, earned in the first nine months of 1994. The annualized return on average assets was 1.66% for the first nine months of 1995 and 0.27% for the first nine months of 1994. For each period, the return on average equity was 19.6% and 2.8%, respectively. Return on average assets and equity for the same periods, calculated using the effects of SFAS No. 115 would not be materially different. The results for the first nine months of 1995 include the acquisition of Acorn Financial Corp and its subsidiary bank, Suburban Trust & Savings Bank, which was completed on January 6, 1995.

        The increase in earnings for the first nine months of 1995 compared with the same period of 1994 was primarily attributable to net securities gains of $4,448,000 recorded in 1995 versus net securities losses of $(6,608,000) recorded in 1994. Net interest income also increased 11%, primarily as a result of the increase in average earning assets of 13% due to the acquisition of Acorn.

        Other factors contributing to the improved earnings were a decrease in the provision for loan losses and the increase in other operating income in the first nine months of 1995 compared with the same period of 1994. Other operating expense was up 18% primarily as a result of the acquisition.

NET INTEREST INCOME

        The primary component of Pinnacle's consolidated earnings is net interest income, or the difference between interest income on earning assets and interest paid on supporting liabilities. The net interest margin is net interest income expressed as a percentage of average earning assets. Pinnacle's earning assets consist of loans, securities, interest-bearing deposits at financial institutions and Federal funds sold. Supporting liabilities primarily consist of deposits, short-term borrowings and Pinnacle's notes payable. A portion of Pinnacle's interest income is earned on tax exempt investments such as state and municipal bonds. In an effort to state this tax exempt income and its resultant yields on a basis comparable to all other taxable investments, an adjustment is made to analyze this income on a taxable equivalent basis.

        During the first nine months of 1995, Pinnacle's average earning assets were $742,497,000, a 13% increase from the comparable period of the previous year. The increase was due to the acquisition. The net interest margin for the first nine months of 1995 was 4.02%, down from 4.13% of a year ago. Net interest income on a fully taxable equivalent basis was $22,442,000 for the first nine months of 1995, or 10% higher than the comparable period in 1994. Actual net interest income increased 11% as the result of the increase in average earning assets.

        The yield earned on total earning assets was 7.44% for the first nine months of 1995 compared to 6.60% for the same period of 1994. The increase resulted from a higher level of yields earned on interest-bearing deposits and Federal funds sold, taxable securities and loans in the first nine months of 1995 compared with the first nine months of 1994. The average rate earned on interest-bearing deposits and Federal funds sold increased 214 basis points to 5.40% for the first nine months of 1995. This increase was the result of the general increase in the interest rates earned on overnight deposits as well as the interest earned on interest-bearing deposits received through the acquisition of AFC. The average rate on taxable securities was 6.28% for the first nine months of 1995 compared with 4.98% for the first nine months of 1994. The increase in the yield on taxable securities was the result of the reinvestment of the proceeds from sales of government securities in 1995 into securities with higher rates than those which were reinvested and sold in 1994. Sales of government securities in the first nine months of 1995 consisted primarily of U. S. Treasury Bills. The average volume of taxable securities increased $2,900,000 in the comparable period. The average rate on non-taxable securities decreased 154 basis points due to the maturity and calls of older, higher yielding non-taxable securities since June 30, 1994. The volume in this category increased $2,800,000 as the maturing and called securities were replaced by securities received through the acquisition. The rate earned on loans increased 33 basis points due primarily to the general increase in interest rates. The average balance of loans increased $63,000,000 primarily due to the acquisition. Total interest income, on a fully taxable equivalent basis, increased $8,955,000 with both the increase in yields and the increase in average earning assets due to the acquisition contributing to the increase.

        The average cost of interest-bearing liabilities increased 104 basis points to 3.95% from 2.91% paid in the first nine months of 1994. The average rate paid on interest-bearing demand deposits increased 14 basis points, while the average rate paid on savings deposits increased 52 basis points. The average rate paid on money market deposits increased 36 basis points. Pinnacle has taken action at appropriate intervals to adjust the rates paid on these accounts in order to keep these accounts in line with market rates. Savings deposits, as indicated above, have had the largest increase in rates in the non-time categories, while rates paid on interest-bearing demand deposits (NOW) have remained stable. The average rate paid on other time deposits has had the largest increase due to changes in the market, with a 152 basis points increase. Absent the effect of the acquisition, the average balances in certain of the deposit categories, including savings deposits and money market deposits have decreased while other time deposits have increased. Management believes the decrease in savings deposits is partially the result of the previous low interest rate environment and the customer's attempt to achieve higher yields by switching funds to non-bank investments or special-term deposits at other financial institutions. Additionally, certain of the banking locations are in older, mature neighborhoods, where the deposits are being lost due to death, moving, or changing demographics of the neighborhood. Management has taken steps to limit the disintermediation of funds by raising interest rates in certain time deposit categories beginning in the last half of 1994 and continuing through September 1995. Special term deposits have also been introduced. Management has also added other deposit options to introduce the banking centers to the changing neighborhoods. These steps have resulted in new accounts and current customers' committing their funds to longer time periods as evidenced by the increase in average time deposit balances (excluding the effect of the acquisition). All these moves by management have, however, added to the increase in the rate paid on certain deposit categories as indicated above.

        The average balance in short-term borrowings decreased due to the greater availability of investible funds resulting from the acquisition. The average rate paid on notes payable has increased as the rates paid on these notes are tied to either prime or LIBOR-based indices, which have increased since the first nine months of 1994. The average balance in notes payable increased to $25,920,000 due to the acquisition of AFC.

        As a result of the increase in rates paid as well as average balances, total interest expense was $6,929,000 higher in the first nine months of 1995 compared with the same period of 1994.

        A detailed Analysis of Net Interest Income for the three and nine month periods ended September 30, 1995 and 1994 is included on Pages 15 and 16.

PROVISION FOR LOAN LOSSES

        Management records a provision for loan losses in an amount sufficient to maintain the allowance for loan losses at a level commensurate with the risks in the loan portfolio. The allowance for loan losses is adjusted through charges to current income based on factors such as past loan loss experience, management's evaluation of potential losses in the loan portfolio, and prevailing economic conditions.

        The provision for loan losses was $225,000 for the first nine months of 1995, compared to $900,000 for the first nine months of 1994. Pinnacle had net recoveries of $123,000 in 1995 compared to net charge-offs of $108,000 in 1994. The allowance for loan losses was $6,522,000, or 2.14%, of total loans at September 30, 1995, compared to 1.70% at December 31, 1994. The increase in the allowance is mainly attributed to the acquisition of AFC.

        Effective January 1, 1995, Pinnacle adopted Statements of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", and its amendment No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". The adoption of these standards had no effect on the financial position and results of operations of Pinnacle.

        Total nonperforming assets totalled $9,161,000 at September 30, 1995, an increase of $5,445,000, over the $3,716,000 at December 31, 1994. While the increase is significant, approximately two-thirds of the rise resulted from the AFC acquisition. Non-performing assets consisted of $4,766,000 in non-accrual loans, $1,333,000 in loans past due greater than 90 days and still accruing, $962,000 in restructured loans (acquired from AFC), and $2,100,000 in other real estate owned. Subsequent to quarter end, one parcel of other real estate owned totalling $1,791,000 was sold, reducing nonperforming assets to $7,370,000.

NONINTEREST INCOME AND EXPENSE

        The major components of Pinnacle's noninterest income consist of service charges on deposit accounts and other banking income, trust fees and net gains or losses on the sale of securities. Fees on banking services and other income were $3,691,000 for the nine months ended September 30, 1995 compared to $2,720,000 in the same period of 1994. The acquisition accounted for approximately 66% of the increase, while a gain on the sale of an installment note included in Other assets accounted for the remaining increase. Trust fees increased 19% on a period-to-period basis. Total trust assets under management amounted to $231,000,000 at September 30, 1995, up 36% from a year ago. The increase is primarily due to the acquisition of trust assets of AFC.

        Gains on the sale of securities, on a pre-tax basis, were $4,448,000 for the first nine months of 1995 compared to net losses of $(6,608,000) in the same period of 1994. Approximately $3,603,000 of the gains related to the sales of
U. S. Treasury Bills. The remaining gains relate to the sale of an equity security issue held by Pinnacle and the sale of securities acquired through the AFC purchase. The net gains realized in the first nine months of 1995 consisted of gross gains of $4,702,000 and gross losses of $(254,000). The net losses realized in the same period of 1994 consisted of gross gains of $2,595,000 and gross losses of $(9,203,000). The net losses recorded in the first nine months of 1994 also related mainly to Pinnacle's U. S. Government securities portfolio. The majority of the loss taken on securities in the first nine months of 1994 was due to the significant rise in interest rates since the beginning of 1994.

        Security sales relating to Pinnacle's U. S. Government securities portfolio are made as part of Pinnacle's disciplined portfolio funds management system. The timing of these sales and the determination of the acceptable maturity for the reinvestment of the proceeds is made dependent on the slope of the yield curve and on management's assessment of the acceptable interest rate risk for Pinnacle. The use of the securities portfolio to manage interest rate risk is especially crucial to Pinnacle because of the fact its loan to asset ratio is an unusually low 38%. This results in a securities portfolio significantly larger than comparable financial institutions. At September 30, 1995, Pinnacle's term securities portfolio, comprising of 45% of total assets, had a remaining maturity of six months. Management has continued to view the gains recorded on this program as closely related to its net interest income as opposed to one-time security gains or losses.

        Noninterest expense increased 18% for the first nine months of 1995 compared to the same period last year. The increase was mainly the result of the acquisition of AFC. Employee compensation and benefits increased 26% while occupancy expense increased 61%. Also included in occupancy expense was a planned write-off of $434,000 relating to the demolition of an old branch office building. A new building contiguous to the old site was opened in June, 1995. Other operating expenses decreased 2%. In the third quarter of 1995, other operating expenses were reduced by approximately $364,000 as a result of the FDIC insurance premium rebate. Included in other operating expenses in the same period of 1994 was a $750,000 loss contingency charge related to a court decision which is in appeal. Absent the FDIC insurance rebate in 1995 and the loss contingency charge in 1994, other operating expenses would have increased 20%. This increase, in addition to the affect of the acquisition of AFC, was caused by equipment and data processing costs associated with the conversion to a new data processing system for Pinnacle that was completed in the second quarter of 1995.

INCOME TAXES

        Pinnacle's Federal income tax return is prepared on a consolidated basis including the accounts of its subsidiary banks. The provision for income taxes was $2,438,000 for the first nine months of 1995 compared with a benefit of $(1,146,000) for the first nine months of 1994. The higher provision for taxes in the first nine months of 1995 was the result of higher pre-tax income for those same months than the comparable period of a year ago.

NET INCOME - THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
-----------------------------------------------------------

        Consolidated net income was $2,023,000, or $0.46 per share, on a fully diluted basis for the three months ended September 30, 1995 (the "third quarter"), compared to $2,752,000, or $0.61 per share, earned in the third quarter of 1994. The annualized return on average assets was 1.01% for the third quarter of 1995 and 1.58% for the third quarter of 1994. For each period, the return on average equity was 11.5% and 17.5%, respectively.

        The decrease in net income resulted primarily from the decline in net interest income. Net interest income decreased $589,000, or 8%. Net securities gains of $183,000 were recorded in the third quarter compared to net losses of $(126,000) for the same period a year ago. Other income, exclusive of securities transactions, increased $320,000, or 24%. Other expense increased $390,000, or 8%. Both increases, in other income and other expense, resulted primarily from the acquisition of AFC.

NET INTEREST INCOME

        During the third quarter of 1995, Pinnacle's average earning assets were $736,629,000, or 15% higher than the comparable period of the previous year.
The increase in average earning assets was the result of the acquisition of AFC in the first quarter of 1995. The net interest margin of the third quarter of 1995 was 3.72% compared to 4.65% for 1994. The significant decrease in the net interest margin was a result of a high volume of short term, low yielding U. S. Government securities, coupled with the increasing costs of deposits. Both factors were a product of a relatively flat yield curve. Net interest income on a fully taxable equivalent basis was $6,844,000 for the third quarter of 1995, or 8% lower than the comparable period in 1994. Actual net interest income decreased 8%.

        The yield earned on total earning assets was 7.23% for the third quarter of 1995 compared to 7.29% for the same period of 1994. While the increase in earning assets, due to the acquisition of AFC and the generally higher interest rates in the third quarter of 1995 than the same quarter of 1994 resulted in an increase in interest income, the high level of short-term U. S. Government securities whose yield decreased 3 basis points, and the maturing and calls of older, high-yielding nontaxable securities resulted in the slight decrease in the yield. The yield on nontaxable securities decreased 281 basis points. In particular, higher yielding, zero coupon bonds were called in 1995. The increase in loans as a percent of average earning assets due to the acquisition of AFC was a factor in the increased yield on loans. The average rate on loans increased 11 basis points while the percent of loans to earning assets increased to 42% versus 39% of a year ago. Volume of interest-bearing deposits and Federal funds sold increased $13,465,000 due to the acquisition of AFC, and yield on this category increased 246 basis points. Total interest income, on a fully taxable equivalent basis increased $1,597,000 resulting from the positive factor of increased earning assets.

        The average cost of interest-bearing liabilities increased 100 basis points to 4.09% from the 3.09% paid in the third quarter of 1994. The average rates paid on interest-bearing demand deposits and savings deposits increased 41 basis points, money market deposits increased 43 basis points and other time deposits increased 148 basis points. Due to the generally rising interest rate environment and the disintermediation of funds experienced by Pinnacle, as previously discussed, led management to increase rates and introduce certain higher yielding deposit products.

PROVISION FOR LOAN LOSSES

        The provision for loan losses was $75,000 for the third quarter of 1995, compared to $300,000 for the third quarter of 1994. Pinnacle had net recoveries of $68,000 in the third quarter of 1995 compared to net charge-offs of $94,000 in the third quarter of 1994.

NONINTEREST INCOME AND EXPENSE

        Fees on banking services and other income were $1,141,000 for the three months ended September 30, 1995 compared to $916,000 in the same period of 1994, an increase of 25% as a result of the acquisition of AFC. Trust fees increased 21% to $545,000 as a result of the acquisition of AFC.

        On a pre-tax basis, net gains on the sale of securities were $183,000 compared to net losses on the sale of securities of $(126,000) in the same period of 1994. The net gains in the third quarter of 1995 consisted of gross gains of $396,000 and gross losses of $(213,000). The net losses realized in the third quarter of 1994 consisted of gross gains of $537,000 and gross losses of $(663,000).

        Almost all of the net securities gains recorded by Pinnacle in the third quarter of 1995 related to its U. S. Government securities portfolio while almost all of the net securities losses recorded in 1994 also related to its
U. S. Government securities portfolio.

        Noninterest expense increased 8%, with employee compensation and benefits, occupany and amortization of goodwill increasing due to the acquisition of AFC. Other operating expenses decreased 23%, primarily as a result of the $364,000 FDIC insurance rebate received in the third quarter of 1995. Absent this rebate, other operating expenses remained relatively stable with increases resulting from the acquisition of AFC and data processing conversion being offset by decreases in expenses relating to other real estate owned and related legal expenses.

INCOME TAXES

        The provision for income taxes was $729,000 for the third quarter of 1995 compared with a provision of $125,000 for the same period a year ago, resulting from the increase in taxable income for both Federal and State tax purposes.

                               BALANCE SHEET

        Total consolidated assets were $805,809,000 at September 30, 1995, or an 18% increase from year-end 1994. The increase in total assets relates to the acquisition of AFC on January 6, 1995.

        Pinnacle's securities portfolio is its most significant balance sheet asset. Total securities were $429,457,000 at September 30, 1995 and consisted of U. S. Government securities amounting to $365,871,000, mortgage-backed securities and CMO's of $12,384,000, state and municipal bonds of $29,926,000, and corporate and other securities of $21,276,000. The total securities outstanding at September 30, 1995 were up 11% from year-end 1994 due to the AFC acquisition; however, the portfolio at quarter end retained relatively the same mix.

        U. S. Government securities amounted to $365,871,000 or 45% of assets at September 30, 1995. The remaining maturity of these securities was six months.
U. S. Government securities are part of Pinnacle's term taxable securities strategy which has been designed to manage Pinnacle's interest rate risk and to take advantage of the slope in the yield curve. The decision to undertake intermittent sales of these securities is based on management's assessment of economic conditions. For example, management will undertake sales of securities based on the slope of the yield curve and its determination that the reinvestment of the proceeds into a longer- or shorter-term security is an acceptable alternative given management's assessment of interest rate risk. At September 30, 1995, U. S. Government securities had gross unrealized losses of $(70,000) on a pre-tax basis.

        Other securities held by Pinnacle, amounting to $63,586,000 at September 30, 1995, consisted of mortgage-backed, CMO's, state and municipal, and corporate and equity securities. At quarter end, these securities had gross unrealized gains of $8,580,000 and gross unrealized losses of $(284,000) on a pre-tax basis. Currently, Pinnacle is not using any derivatives for hedging or other purposes.

        Total loans amounted to $304,093,000 at September 30, 1995, up 22% from year-end 1994. The increase is due to the acquisition. At September 30, 1995, 29% of the loans were commercial, real estate loans amounted to 55%, and installment loans were 16% of total loans. Pinnacle's loan to asset ratio was 38% at September 30, 1995.

        Goodwill and other intangibles amounted to $19,649,000, or 25% of stockholders' equity at September 30, 1995. Goodwill of approximately $12,000,000 was recorded upon the acquisition of AFC.

        Total deposits were $697,060,000 at September 30, 1995, or 16% higher than year-end 1994. The increase in deposits are attributed to the acquisition of AFC. Absent the effect of the acquisition, savings deposits have dropped approximately $25,000,000 and interest-bearing demand deposits have decreased approximately $5,000,000. Other time deposits have increased approximately $14,000,000. The increase in other time deposits excludes high-yielding public fund time deposits acquired from AFC and were not renewed at maturity date due to the "non-core deposit" features of this money. The majority of these public fund deposits matured in the first quarter of 1995. Management believes the drop in savings and interest-bearing deposits is the result of the previous low interest rate environment in years prior to 1994 where customers earned similar rates on their savings deposits as they would have with time deposits without long-term commitment of funds. As the rates began to rise, customers attempted to earn higher rates by moving to non-bank products and special term deposits at other financial institutions. Changing demographics of certain of the banking center locations has also led to the shift and loss of deposits. During the last half of 1994, and continuing into 1995, management has taken steps to increase interest rates on deposits and provide products and contact to reduce the disintermediation of funds. As indicated by the shift of deposits, these steps have slowed the disintermediation of funds and indicates customers are more willing to commit their funds to defined periods of time. At September 30, 1995, the percentage of total deposits for each category were:

Noninterest-bearing deposits, 13%; Interest-bearing demand deposits, 12%; Savings accounts (including Money Market accounts), 38%; and Other time deposits, 37%.

        Pinnacle's notes payable were $22,400,000 at September 30, 1995. The increase from year-end 1994 was primarily due to the acquisition which was funded by debt.

                              CAPITAL RESOURCES

        Total stockholders' equity of Pinnacle was $78,387,000 at September 30, 1995 and $68,836,000 at December 31, 1994. The ratio of equity to assets was 9.73% and 10.05% at each period end, respectively.

        The Federal Reserve Board ("Board") regulations prescribe capital requirements for bank holding companies. Pinnacle must have a Leverage Capital Ratio with a minimum level of Tier One capital to total assets of 3.00%. Tier One capital consists of common stock, additional paid-in capital and retained earnings, and is exclusive of Pinnacle's allowance for loan losses, goodwill and other intangibles, and unrealized gains (losses) on securities available for sale. In addition, the Board has issued Risk-Based Capital Guidelines with a minimum standard of total regulatory capital to risk weighted assets of 8.00%. The structure of Pinnacle's balance sheet results in a Risk-Based Capital Ratio significantly in excess of the guidelines.

        The following table provides an analysis of the minimum capital requirements (as defined), ratios and the excess over the minimum which Pinnacle holds as capital as of September 30, 1995, in thousands (except percentages).


                                MINIMUM        MINIMUM                            EXCESS
                                REQUIRED       REQUIRED      ACTUAL    ACTUAL      OVER
                                 RATIO          AMOUNT       RATIO     AMOUNT    MINIMUM
Leverage Capital . . . . . . . .  3.00%        $23,373        6.63%    $51,664   $28,291
Risk-based Capital:
  Tier One . . . . . . . . . . .  4.00          12,507       16.52      51,664    39,157
  Total (Tier Two) . . . . . . .  8.00          25,014       17.77      55,573    30,559

        At December 31, 1994, Pinnacle's total risk-based capital ratio was 23.85%. The decrease in this ratio is due to the higher risk weight given to certain assets acquired from AFC (certain loans and investments) and the goodwill attributed to the acquisition.

        In addition, each of Pinnacle's subsidiary banks must meet similar minimum capital requirements as prescribed by Federal and state banking regulatory authorities. At September 30, 1995, Pinnacle and each of its subsidiary banks was in compliance with the current capital guidelines and are considered "well-capitalized" under regulatory standards.

        Book value per share was $17.85 at September 30, 1995 compared to $15.62 at December 31, 1994. Dividends amounting to $0.87 per share were paid in the first nine months of 1995.

                              LIQUIDITY

        As characteristic of the banking industry, Pinnacle's indicators of liquidity are principally its deposit base, loan and investment portfolios. On a short term basis, adjustments are made in these categories based on deposit fluctuations and loan demand. Longer term, liquidity is determined by growth objectives, rate pricing policies and the ability to borrow debt or raise equity. In general, Pinnacle is able to meet deposit withdrawals and to fund loan demand through earnings and the maturity or sale of securities. Pinnacle would also be able to respond to short term cash flow needs through short-term borrowings. On a longer term basis, Pinnacle has the ability to incur debt or to raise equity through the sale of preferred or common stock.

        Pinnacle's cash flows are comprised of three general types. Cash flows and uses from operating activities are primarily Pinnacle's net income, adjusted for non-cash items. Cash flows from investing activities consist of loans made to and collected from customers; and purchases, sales and maturities of securities. Cash flows from financing activities are determined by Pinnacle's deposit base and from Pinnacle's ability to borrow and repay debt and issue or repurchase stock. For the nine months ended September 30, 1995, cash flows were generated from a $23,000,000 decrease in securities, a $20,200,000 decrease in loans, a $12,000,000 decrease in interest-bearing deposits, and a $17,000,000 increase in notes payable primarily to fund the acquisition of AFC. Cash flow uses and needs included $5,200,000 from operating activities, $14,800,000 net cash outlay for the acquisition of AFC; a $33,800,000 decrease in deposits; a $4,800,000 decrease in short-term borrowings, and $3,800,000 to pay dividends. Pinnacle's net cash position increased $7,400,000 with the increase primarily in Federal funds sold of $7,000,000.

        Pinnacle's subsidiary banks have a relatively stable base of deposits and any increased loan demand can be sufficiently funded without a material change in its balance sheet. Pinnacle's corporate strategy includes profitable acquisitions. These acquisitions would be primarily funded with debt. Reductions of debt would be made from Pinnacle's earnings.

        At September 30, 1995, Pinnacle had a line of credit of $7,000,000 from which $2,400,000 had been drawn. A $20,000,000 note relating to the AFC acquisition was outstanding at quarter-end, secured by the stock of Pinnacle's subsidiary banks. A principal payment of $3,000,000 has been made on that note to date. Both the line of credit and the note were with the same unaffiliated bank.

        Regulatory requirements exist which influence Pinnacle's liquidity and cash flow needs. These requirements include the maintenance of satisfactory capital ratios on a consolidated and subsidiary bank basis, restrictions on the amount of dividends which a subsidiary bank may pay and reserve requirements with the Federal Reserve Bank. Based on these restrictions, at October 1, 1995, bank subsidiaries could have declared approximately $2,875,000 in dividends without requesting approval of the applicable Federal or State regulatory agency. In addition, Pinnacle has made loan commitments which could result in increased cash flow requirements for loans. Management is of the opinion that these regulatory requirements and loan commitments will not have a significant impact on the liquidity of Pinnacle. Management is not aware of any known trends, events or uncertainties that will have, or that are reasonably likely to have, a material effect on Pinnacle. Management is also not aware of any current recommendations by the regulatory authorities which, if implemented, would have an adverse material effect on Pinnacle. Currently, the Federal Deposit Insurance Corporation ("FDIC") has reduced the deposit insurance rate for well-capitalized banks from $0.23 per $100 of deposits to $0.04 per $100 of deposits. This reduction will, in effect, reduce FDIC insurance premiums by approximately $1,000,000 on an annual basis. However, pending before Congress is a plan to recapitalize the SAIF fund for thrifts and banks which have "Oakar" deposits (deposits purchased from failed thrift institutions). This plan includes potential one-time charges of $0.85 per $100 of deposits on thrift deposits and $0.66 per $100 of "Oakar" deposits. After this recapitalization, the insurance rate would then be the same as now assessed by the FDIC. This one-time charge, anticipated to be levied when enacted by law on January 1, 1996, would basically negate the savings on the aforementioned FDIC rate reduction for the Pinnacle banks over a one-year period of time. Management had no significant commitments for capital expenditures at September 30, 1995 or December 31, 1994, except as related to the acquisition of AFC, effective January 6, 1995 and previously discussed.

ANALYSIS OF NET INTEREST INCOME
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)

                                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30, 1995                   SEPTEMBER 30, 1995
                                                       -----------------------------------    --------------------------------
                                                        AVERAGE                                AVERAGE
                                                        BALANCE      INTEREST   RATE           BALANCE     INTEREST   RATE
                                                        -------      --------   ----           -------     --------   ----
ASSETS:
  Interest-earning assets:
    Interest-bearing deposits and Federal funds sold    $ 15,503      $   217     5.60%        $ 18,507    $   752    5.40%
    Taxable securities . . . . . . . . . . . . . . .     377,680        5,652     5.99          374,959     17,696    6.28
    Nontaxable securities. . . . . . . . . . . . . .      37,636          912     9.69           38,277      3,203   11.13
    Loans. . . . . . . . . . . . . . . . . . . . . .     305,810        6,536     8.55          310,754     19,895    8.51
                                                        --------      -------     ----         --------    -------   -----
      Total interest-earning assets. . . . . . . . .     736,629       13,317     7.23          742,497     41,546    7.44
Noninterest-earning assets:
    Cash and due from banks. . . . . . . . . . . . .      22,304                                 23,795
    Allowance for loan losses. . . . . . . . . . . .      (6,463)                                (6,351)
    Other assets . . . . . . . . . . . . . . . . . .      51,451                                 50,162
                                                         -------                               --------
      Total assets . . . . . . . . . . . . . . . . .    $803,921                               $810,103
                                                        --------                               --------
                                                        --------                               --------

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Interest-bearing demand deposits . . . . . . . .    $ 84,564       $  430     2.03%        $ 86,165     $1,277    1.97%
    Savings deposits . . . . . . . . . . . . . . . .     216,828        1,709     3.15          222,510      5,179    3.10
    Money market deposits. . . . . . . . . . . . . .      50,048          378     3.02           51,112      1,113    2.90
    Other time deposits. . . . . . . . . . . . . . .     259,200        3,556     5.49          256,233      9,968    5.17
    Short-term borrowings. . . . . . . . . . . . . .         -0-          -0-     0.00              876         39    5.92
    Notes payable. . . . . . . . . . . . . . . . . .      22,735          400     7.04           25,920      1,528    7.84
                                                         -------      -------     ----          -------      -----    ----
      Total interest-bearing liabilities . . . . . .     633,375        6,473     4.09          642,816     19,104    3.95
  Noninterest-bearing liabilities:
    Demand deposits. . . . . . . . . . . . . . . . .      91,485                                 90,672
    Other liabilities. . . . . . . . . . . . . . . .       8,978                                  8,071
    Stockholders' equity . . . . . . . . . . . . . .      70,083                                 68,544
                                                        --------                                -------
      Total liabilities and stockholders' equity . .    $803,921                               $810,103
                                                        --------                               --------
                                                        --------                               --------
Net interest income and margin . . . . . . . . . . .                  $ 6,844     3.72%                      $22,442  4.02%
                                                                      -------     ----                      --------  ----
                                                                      -------     ----                      --------  ----


Interest income is adjusted to taxable equivalents for the tax-exempt assets based upon a Federal income tax rate of 34% for 1995. The fully taxable equivalent adjustment to interest income for the three and nine months ended September 30, 1995 was $347 and $1,188, respectively. The average balance on nonaccrual loans is included in the total loans category.
The average balances do not include the effects of SFAS No. 115.

ANALYSIS OF NET INTEREST INCOME
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


(DOLLARS IN THOUSANDS)


                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        SEPTEMBER 30, 1994              SEPTEMBER 30, 1994
                                                    -----------------------------     ----------------------------
                                                    AVERAGE                            AVERAGE
                                                    BALANCE      INTEREST     RATE     BALANCE     INTEREST     RATE
                                                    --------     --------   -------    ---------   --------    ------
ASSETS:
  Interest-earning assets:
    Interest-bearing deposits and Federal funds
     sold  . . . . . . . . . . . . . . . . . . . . . $  2,038     $    16     3.14 %    $  1,591    $    39     3.26 %
    Taxable securities . . . . . . . . . . . . . . .  358,852       5,403     6.02       372,014     13,925     4.98
    Nontaxable securities. . . . . . . . . . . . . .   34,090       1,065    12.50        35,491      3,381    12.67
    Loans. . . . . . . . . . . . . . . . . . . . . .  248,208       5,236     8.44       247,815     15,246     8.18
                                                     --------     -------    -----       -------     ------    -----
      Total interest-earning assets. . . . . . . . .  643,188      11,720     7.29       656,911     32,591     6.60
  Noninterest-earning assets:
    Cash and due from banks. . . . . . . . . . . . .   17,939                             18,075
    Allowance for loan losses. . . . . . . . . . . .   (4,222)                            (3,952)
    Other assets . . . . . . . . . . . . . . . . . .   33,666                             34,257
                                                     --------                             ------
      Total assets . . . . . . . . . . . . . . . . . $690,571                           $705,291
                                                     --------                           --------
                                                     --------                           --------


LIABILITIES AND STOCKHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Interest-bearing demand deposits . . . . . . . . $ 72,503     $   337     1.86 %    $ 74,219   $  1,021     1.83 %
    Savings deposits . . . . . . . . . . . . . . . .  215,119       1,407     2.62       219,048      4,243     2.58
    Money market deposits. . . . . . . . . . . . . .   50,161         325     2.59        50,521        966     2.54
    Other time deposits. . . . . . . . . . . . . . .  193,713       1,940     4.01       195,539      5,363     3.65
    Short-term borrowings. . . . . . . . . . . . . .   12,714         146     4.60        13,233        400     4.02
    Notes payable. . . . . . . . . . . . . . . . . .    4,079          87     8.48         3,247        182     7.44
                                                     --------      ------     ----       -------    -------     ----
      Total interest-bearing liabilities . . . . . .  548,289       4,242     3.09       555,807     12,175     2.91
  Noninterest-bearing liabilities:
    Demand deposits. . . . . . . . . . . . . . . . .   74,413                             75,045
    Other liabilities. . . . . . . . . . . . . . . .    5,508                              6,585
    Stockholders' equity . . . . . . . . . . . . . .   62,361                             67,854
                                                     --------                            -------
      Total liabilities and stockholders' equity . . $690,571                           $705,291
                                                     --------                           --------
                                                     --------                           --------
Net interest income and margin . . . . . . . . . . .               $7,478     4.65 %                $20,416      4.13 %
                                                                   ------     ----                  -------      ----
                                                                   ------     ----                  -------      ----

Interest income is adjusted to taxable equivalents for the tax-exempt assets based upon a Federal income tax rate of 34% for 1994. The fully taxable equivalent adjustment to interest income for the three and nine months ended September 30, 1994 was $392 and $1,235, respectively. The average balance of nonaccrual loans is included in the total loans category. The average balances do not include the effects of SFAS No. 115.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  The following exhibit is filed as part of this Form 10-Q.

                     DESCRIPTION NO. UNDER
          EXHIBIT       ITEM 601 OF            EXHIBIT
          NUMBER       REGULATIONS-K         DESCRIPTION
          ------       -------------         -----------

            1              (20)              Report furnished to
                                             securities holders.
                                             Third Quarter Report.
            2              (27)              Financial Data
                                             Schedule.

               (b)  Reports on Form 8-K.

                       None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PINNACLE BANC GROUP, INC.


Dated:  November 6, 1995           By: /s/ John J. Gleason, Jr.
        ----------------               ------------------------------
                                        John J. Gleason, Jr.
                                        Director and Vice Chairman


                                   By: /s/ Sara J. Mikuta
                                       ------------------------------
                                         Sara J. Mikuta
                                         Chief Financial Officer

________________________________________________________________________________


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

               ________________________________________________


                                    EXHIBITS
                                       TO
                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

              ____________________________________________________


                            PINNACLE BANC GROUP, INC.

             (Exact name of registrant as specified in its charter)




________________________________________________________________________________

EXHIBIT 1.  REPORT FURNISHED TO SECURITIES HOLDERS.