Form 10-K
period 1995-12-31
PINNACLE BANC GROUP INC
filed 1996-03-21
CIK 827085

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended DECEMBER 31, 1995
                                   or
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934 [No Fee Required]
For the transition period from                    to
                              -------------------    -----------------



                         Commission file Number 0-18283
                                                -------

                            PINNACLE BANC GROUP, INC.
             (Exact name of registrant as specified in its charter)

                    Illinois                             36-3190818
                    --------                             ----------
            (State or other jurisdiction of           (I.R.S.Employer
            incorporation or organization)            Identification No.)

2215 York Road, Suite 208, Oak Brook, Illinois              60521
------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (708) 574-3550
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:
           Title of each class   Name of each exchange on
                                       which registered
               None                      None
               ----                      ----

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $4.69 Par Value
                          -----------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   [X] Yes     [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 19, 1996, was approximately $66,914,000.

As of March 19, 1996, the registrant had 4,354,138 shares outstanding of common stock, $4.69 par value.

Parts of the 1995 Annual Report to Stockholders have been incorporated by reference into Part II of the Form 10-K. Parts of the Proxy Statement to Stockholders for the Annual Meeting to be held on April 16, 1996 have been incorporated by reference into Part III of the Form 10-K.

                          FORM 10-K TABLE OF CONTENTS


PART I

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . .  1-4
Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .   5
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  5-6
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . .   6


PART II

Item 5.  Market for Registrant's Common Equity and
            Related Stockholders Matters . . . . . . . . . . . . . . . .   6
Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . .   6
Item 7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . . . . . . .     6
Item 8.  Financial Statements and Supplementary Data . . . . . . . . . .   7
Item 9.  Disagreements on Accounting and Financial Disclosures . . . . .   7


PART III

Item 10.  Directors and Executive Officers of the  Registrant . . . . . .  7
Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . .  7
Item 12.  Security Ownership of Certain Beneficial Owners and Management.  7
Item 13.  Certain Relationships and Related Transactions. . . . . . . . .  7


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
             Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . .   8-9


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                                     PART I


ITEM 1.  BUSINESS

Pinnacle Banc Group, Inc. (the "Corporation") is a multi-bank holding company registered under the Bank Holding Company Act and is engaged in the business of banking through the ownership of subsidiary banks. At December 31, 1995 the Corporation had total consolidated assets of $818,697,000, total loans of $309,600,000, total deposits of $712,805,000, and total stockholders' equity of $78,961,000. The Corporation's principal office is 2215 York Road, Suite 208, Oak Brook, Illinois 60521. The Corporation has twelve banking locations in the metropolitan areas of Chicago and Quad-Cities, Illinois and Iowa.

The Corporation, formerly First Cicero Banc Corporation ("FCBC"), was organized under the laws of the State of Illinois on August 24, 1979 for the purpose of acquiring the First National Bank of Cicero (the "Cicero Bank"). On April 30, 1988, the Corporation merged (the "Merger") with First Harvey Banc Corporation ("FHBC"), parent company of First National Bank in Harvey (the "Harvey Bank"), and LaGrange Park Banc Corporation ("LPBC"), parent company of Bank of LaGrange Park (the "LaGrange Park Bank"). FHBC and LPBC were affiliated with FCBC through common ownership. In connection with the Merger, the name of the Corporation was changed to Pinnacle Banc Group, Inc.

Since the date of the merger, SBH Corp., parent company of Bank of Silvis (the "Silvis Bank"), was merged into the Corporation on September 29, 1989. The Berwyn National Bank (the "Berwyn Bank") was purchased on February 1, 1992. The Henry County Bank was purchased on March 27, 1992. Batavia Financial Corporation, parent company of Batavia Savings Bank, F.S.B. ("Batavia Savings"), was merged into Pinnacle on December 31, 1992.

On December 7, 1992, the Silvis Bank merged with the Henry County Bank with the resultant bank named Pinnacle Bank of the Quad-Cities ("Quad-Cities Bank"). On July 9, 1993, the Cicero Bank, Harvey Bank and Berwyn Bank were merged with and into the LaGrange Park Bank with the resultant bank named the Pinnacle Bank. On January 6, 1995, Acorn Financial Corp ("AFC") and its subsidiary bank, Suburban Trust & Savings Bank ("STSB") were purchased. AFC was liquidated into the Corporation and concurrent with the liquidation, STSB was merged into Pinnacle Bank.

The Corporation owns 100% of the common stock of Pinnacle Bank, Quad-Cities Bank and Batavia Savings.

The Corporation is a legal entity separate and distinct from its subsidiary banks. The major source of the Corporation's revenues is dividends from its subsidiary banks.

SUBSIDIARY BANKS

Pinnacle Bank and Quad-Cities Bank are full service commercial banks encompassing most of the usual functions of commercial and savings banking including commercial, consumer, and real estate lending; installment credit lending; collections; safe deposit operations; and other services tailored for individual customer needs. The banks also offer a full range of deposit services to individuals and businesses which include demand, savings and time deposits, as well as providing trust services to the customers. Pinnacle Bank provides nondeposit-based products, including mutual funds and annuities through affiliation with an independent broker.

Batavia Savings is a federally-chartered savings bank which is principally engaged in the business of attracting savings and other funds from the general public and investing these funds, principally by originating residential mortgage loans and investing in investment grade securities. In addition to residential mortgage loans, Batavia Savings makes commercial, consumer and installment loans. The bank offers a full range of deposit services including demand, savings and time deposits.

The Pinnacle Bank, a state banking corporation organized under the laws of Illinois, was formed on July 9, 1993 through the merger of the Cicero Bank, Harvey Bank and Berwyn Bank with and into the LaGrange Park Bank. The Cicero Bank was originally organized in 1921, the Harvey Bank in 1937, the Berwyn Bank in 1937 and the LaGrange Park Bank in 1962. The Bank's main office is located in Cicero, Illinois, with full service branches in Harvey, Berwyn, Oak Park, LaGrange Park and Westmont and limited service facilities in Cicero and North Riverside. At December 31, 1995, the Bank had total assets of $624 million.

The Quad-Cities Bank was organized as a state banking corporation with the name Bank of Silvis under the laws of the State of Illinois in 1950. On December 7, 1992, The Henry County Bank, organized as a state banking corporation under the laws of the State of Illinois in 1968, was merged with and into Bank of Silvis and the name of the merged entity was changed to Pinnacle Bank of the Quad-Cities. The Bank's main office is located in Silvis, Illinois, with a full service branch located in Green Rock, Illinois. Each community is part of the Quad-Cities area of Illinois and Iowa. As of December 31, 1995, the Bank had total assets of $106 million.

Batavia Savings was originally organized as an Illinois state chartered savings and loan association in 1909. The Bank converted to a federal mutual charter in 1983. The Bank amended its charter in August, 1990 in connection with the conversion from a mutual thrift to a federal stock savings bank and changed its name to Batavia Savings Bank, F.S.B. from Batavia Savings and Loan. The Bank's main office is located in Batavia, Illinois with a full service branch located in Elburn. Currently, Batavia Savings is leasing its previously owned branch in Elburn. A new Elburn branch, presently under construction, will open in the second or third quarter of 1996. As of December 31, 1995, the Bank had total assets of $67 million.

COMPETITION

Intense competition exists in all aspects of business in which the Corporation and its subsidiary banks are presently engaged, not only with other commercial banks and trust companies but also with thrifts, finance companies, personal loan companies, credit unions, leasing companies, money market mutual funds, investment firms, mortgage bankers, and other financial institutions serving the metropolitan areas of Chicago and the Quad-Cities.

Commercial and savings banks compete on the basis of price, including interest rates paid on deposits and charged on loans, convenience and quality of service. This competition includes banks which are many times larger than a banking subsidiary, including banks in the primary marketing areas of each subsidiary bank which have recently become affiliated through parent holding companies owning significantly larger banking institutions. Each subsidiary bank is encountering increased competition from non-bank financial institutions. Thrift deposits constitute a substantial portion of all financial institutions' deposits in Illinois. Thrifts are able to compete aggressively with commercial banks in the important area of consumer lending. Credit unions and small loan companies each are significant factors in the consumer loan market. Insurance companies, investment firms and retailers are all significant competitors for various types of business.

EMPLOYEES

At December 31, 1995, the Corporation and its subsidiary banks employed 337 persons on a full-time equivalent basis.

SUPERVISION AND REGULATION

    GENERAL. At the present time, various bills have been introduced in the United States Congress and the Illinois state legislature which could result in additional regulation of the business of the Corporation and any banks which are now or hereafter become affiliated with the Corporation. Future bills could also be introduced which could significantly affect the banking industry. It cannot be predicted whether any such legislation will be adopted or how such adoption would affect the business of the Corporation or any banks so affiliated.

The following references to applicable statutes and regulations are brief summaries thereof which do not purport to be complete and which are qualified in their entirety by reference to such statutes and regulations.

    BANK HOLDING COMPANY. As a bank holding company, the Corporation is subject to the supervision of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Bank holding companies are required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require. The Federal Reserve Board also makes periodic examinations of bank holding companies and their subsidiaries. As a result of the Corporation's acquisition of Batavia Savings, the Corporation is also considered a diversified savings and loan holding company subject to regulatory oversight by the Office of Thrift Supervision ("OTS"). As such, the Corporation is subject to regulation and examination by the OTS. The Corporation is required to obtain the prior approval of the Federal Reserve Board before it could acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank other than a subsidiary bank of the Corporation, if, after such acquisition, it would own or control more than 5% of the voting shares of such bank. The BHC Act does not permit the Federal Reserve Board to approve the acquisition by the Holding Company of any voting shares of, or all or substantially all of the assets of, any bank located outside of the State of Illinois, unless such acquisition is specifically authorized by the laws of the state in which such bank is located.

The BHC Act limits the activities which may be engaged in by any bank holding company and its subsidiaries to certain specified activities, including those activities which the Federal Reserve Board may find by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Subsidiary banks of a bank holding company (such as the bank subsidiaries of the Corporation) are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Further, under the BHC Act and regulations of the Federal Reserve Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

    BANKS. The operations of Pinnacle Bank and Quad-Cities Bank are subject to federal and state statutes and regulations applicable to banks chartered under the banking laws of the State of Illinois and to regulation by the Federal Deposit Insurance Corporation ("FDIC"). The operations of Batavia Savings are subject to federal statutes and regulations applicable to thrifts chartered under the Banking laws of the United States and to regulation by the OTS. Batavia Savings is a member of the Federal Home Loan Bank of Chicago.

The Federal Reserve System, the FDIC, the OTS and the State of Illinois Commissioner of Banks and Trust Companies regularly examine, where applicable, such areas as reserves, loans, investments, management practices and other aspects of the banks' operations. These examinations are designed for the protection of the banks' depositors and not for its stockholders. In addition to these regular examinations, the banks must furnish periodic reports to the regulatory authorities containing a full and accurate statement of its affairs. As members of the FDIC, the banks' deposits are insured as provided by law. Effective January 1, 1993, a risk-based deposit insurance assessment program was placed into effect by the FDIC. Insurance premiums are to be determined based on the level of a bank's capital and supervisory evaluation. As of the current date, each of the Corporation's subsidiary banks were in the lowest premium assessment category.

Federal and state banking laws and regulations govern or restrict, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and the collateral it takes, the activities of a bank with respect to mergers and consolidations, and the establishment of branches. Each banking regulatory authority has the authority to prevent a bank from engaging in an unsafe or an unsound practice in conducting its business. The payment of dividends, depending upon the financial condition of a bank, could be deemed such a practice.

As subsidiary banks of a bank holding company, the subsidiary banks are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Corporation or any of its other subsidiaries, on investments in the stock or other securities of the Corporation or any of its subsidiaries, and
on taking such stock or securities as collateral for loans.   Federal statutes
and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal stockholders of its parent holding company and to related interests of such principal stockholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal stockholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

Furthermore, Federal statutes prohibit acquisition of "control" of a bank or bank holding company without prior notice to certain Federal bank regulators. "Control" is defined in certain cases as acquisition of as little as 5% of the outstanding shares. From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and expansions or restrictions on, the business of the banks. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect the business of the banks.

In 1991, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was enacted into law. FDICIA provides for, among other things, the recapitalization of the FDIC Insurance Fund; enhanced federal supervision of depository institutions, including greater authority for the appointment of a conservator or receiver for undercapitalized institutions; the adoption of safety and soundness standards by the Federal banking regulators, on matters such as loan underwriting and documentation, interest rate risk exposure and compensation and other employee benefits; the establishment of risk-based deposit insurance premiums; liberalization of the qualified thrift lender test; greater restrictions on transactions with affiliates; mandated consumer protection disclosures with respect to deposit accounts; and expanded audit requirements including statements by management regarding internal controls and regulatory compliance.

GOVERNMENT MONETARY POLICIES

The earnings of banks and bank holding companies are affected by the policies of regulatory authorities including the Federal Reserve Board which regulates the money supply. Among the methods employed by the Federal Reserve Board are open market operations in U. S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial and savings banks in the past and are expected to continue to do so in the future.

FINANCIAL INFORMATION

For financial information regarding the Corporation, see ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, and ITEM 14, EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

ITEM 2.  PROPERTIES

The corporate offices of the Corporation are located at 2215 York Road, Suite 208, Oak Brook, Illinois 60521. These offices, consisting of approximately 2,000 square feet, have been leased by the Corporation since January 1, 1989. Approximately two years remain on the term of the lease.

Pinnacle Bank owns its main banking office located at 6000 West Cermak Road, Cicero, Illinois 60650. The main office consists of approximately 41,500 square feet and was extensively remodeled in 1989.

Pinnacle Bank has five other full service banking offices. The Harvey Banking Center is located at 174 East 154th Street, Harvey, Illinois 60426 with an adjacent drive-in facility and parking lot. The main building consists of approximately 33,000 square feet. The Berwyn Banking Center is located at 7112 West Cermak Road, Berwyn, Illinois 60402. The building consists of approximately 15,000 square feet and was extensively remodeled in 1991. The Oak Park Banking Center, containing approximately 21,000 square feet, is located at 840 South Oak Park Avenue, Oak Park, Illinois 60304. The Westmont Banking Center contains approximately 23,000 square feet and is
located at 640 Pasquinelli Drive, Westmont, Illinois 60559.   All
aforementioned buildings are owned by Pinnacle Bank. The LaGrange Park Banking Center is located in a leased office at Oak and Sherwood Streets, LaGrange Park, Illinois 60525. Eight years remain on the term of the lease. The office consists of approximately 11,500 square feet.

Pinnacle Bank has two limited service banking facilities. An owned facility containing approximately 2,500 square feet is located at 2500 South Cicero Avenue, Cicero, Illinois 60650. This facility, with certain expanded services, was constructed in 1995. A leased facility containing approximately 2,000 square feet is located at 7373 West 25th Street, North Riverside, Illinois 60546. Twelve years remain on the term of the lease.

The Quad-Cities Bank owns its main banking office located at Eleventh Street and First Avenue, Silvis, Illinois 61282. The banking office consists of approximately 10,600 square feet. The Quad-Cities Bank owns a branch banking office located at 107 First Street, Green Rock, Illinois 61241. The banking office consists of approximately 4,000 square feet.

Batavia Savings owns its main banking office located at 165 West Wilson Street, Batavia, Illinois 60510. The banking office consists of 8,640 square feet. Batavia Savings currently leases a formerly owned branch banking office at 100 South Main Street, Elburn, Illinois 60119. This banking office consists of 2,300 square feet. A new banking office of approximately 2,400 square feet is presently being built in Elburn.

Each of the subsidiary banks has sufficient space for current banking needs as well as any foreseeable expansion.

ITEM 3.  LEGAL PROCEEDINGS

On February 17, 1994, a judgment in the amount of $2.3 million was entered in the U.S. Bankruptcy Court against Pinnacle Bank, a wholly owned subsidiary of the Corporation. The judgment is the result of a suit filed against the Bank by a trustee of a debtor in bankruptcy. The trustee claimed that the Bank honored overdrafts in the debtor's bank account without obtaining prior court approval. The Bank denied any liability on the basis that no court authorization is required for debtors who obtain unsecured credit in the ordinary course of business. The amount of the judgment represents the cumulative amount of all payments received by the Bank from the debtor to cover overdrafts. The largest outstanding overdraft as of the close of business on any day was $260,000. The judgment provides that the Bank will have an allowed claim in the bankruptcy proceeding upon its payment of the judgment. While the Bank appealed the decision in 1994, management, upon advice of legal counsel, settled the case for $1,275,000 on December 8, 1995.

The Corporation and the subsidiary banks are subject to other pending and threatened legal actions which arise in the normal course of business. In the opinion of management, based upon the consultation of legal counsel, the disposition of all outstanding matters will not have a material adverse effect on the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The common stock of the Corporation is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the Small-Cap issues with the ticker symbol "PINN".

The following table sets forth the high and low sales prices of the Corporation's common stock by quarter as reported by NASDAQ.

                            1995                        1994
                 ---------------------------   --------------------------
                                    CASH                          CASH
QUARTER            HIGH    LOW    DIVIDENDS      HIGH    LOW    DIVIDENDS
                 ---------------------------    --------------------------
1st              $31.50  $26.75     $0.29       $36.50  $30.50    $0.27
2nd               33.25   29.00      0.29        33.00   30.50     0.27
3rd               32.00   28.00      0.29        33.00   26.50     0.27
4th               34.00   29.00      0.29        30.50   26.75     0.27

In 1995, the Corporation purchased 45,755 shares of its common stock at market prices in privately negotiated and market transactions as part of its announced stock repurchase program. In 1994, the Corporation purchased 88,838 shares of its common stock at market prices in privately negotiated and market transactions.

NUMBER OF SHAREHOLDERS

As of March 19, 1996, the Corporation had approximately 335 shareholders of record. In addition, the Corporation believes that it has approximately 450 additional beneficial shareholders who hold shares in street name.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data of the Corporation is incorporated herein by reference to the 1995 Annual Report to Stockholders included as Exhibit 2. The information required is contained on page 22 of Exhibit 2, under the title "Selected Financial Data."

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to the 1995 Annual Report to Stockholders included as Exhibit 2. The information is contained on pages 23 through 36 of Exhibit 2.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are incorporated herein by reference to the 1995 Annual Report to Stockholders included as Exhibit 2. The information is contained as follows:

                                                  PAGE OF
                                                 EXHIBIT 2
     Consolidated Balance Sheets. . . . . . . .       4
     Consolidated Statements of Income . . . . .      5
     Consolidated Statements of Changes in
       Stockholders' Equity  . . . . . . . . . .      6

     Consolidated Statements of Cash Flows . . .      7
     Notes to Consolidated Financial
       Statements  . . . . . . . . . . . . . . .    8 - 20

     Report of Independent Public Accountants
       Arthur Andersen LLP. . . . . . . . . . . .      21


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required pursuant to this item is contained on pages 1 through 3 of the Definitive Proxy Statement for the Annual Meeting to be held on April 16, 1996, under the title "Election of Directors", this portion which is expressly incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required pursuant to this item is contained on pages 5 through 7 of the Definitive Proxy Statement for the Annual Meeting to be held on April 16, 1996, under the title "Executive Compensation", this portion which is expressly incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

Information required pursuant to this item is contained on pages 3 through 5 of the Definitive Proxy Statement for the Annual Meeting to be held on April 16, 1996, under the title "Security Ownership of Certain Beneficial Owners and Management", this portion which is expressly incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required pursuant to this item is contained on pages 8 and 9 of the Definitive Proxy Statement for the Annual Meeting to be held on April 16, 1996 under the title "Certain Relationships, Related Transactions and Other Information Regarding Management", this portion which is expressly incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K

The following exhibits are filed as part of this Form 10-K.



                DESIGNATION NO.
   EXHIBIT     UNDER ITEM 601 OF
   NUMBER       REGISTRATION S-K                   EXHIBIT DESCRIPTION
   -------     -----------------     ---------------------------------------------
      --              (2)            Plan of Acquisition, Reorganization,
                                     Management, Liquidation or Succession. The
                                     Agreement and Plan of Reorganization
                                     between the Corporation and Acorn
                                     Financial Corp for the acquisition of Acorn
                                     Financial Corp and its subsidiary bank,
                                     Suburban Trust & Savings Bank was filed as
                                     an Exhibit to the Corporation's Report of
                                     Form 8-K dated January 6, 1995 and filed
                                     on January 20, 1995 and is incorporated
                                     herein by reference.

      --              (3)            Articles of Incorporation and By-laws.
                                     This Exhibit was filed on Form SE on
                                     March 18, 1996 and is hereby incorporated
                                     by reference.

      --              (4)            Instruments defining the rights of Security
                                     Holders Including Debentures.  The
                                     portions of the Corporation's Articles of
                                     Incorporation and By-laws defining the
                                     rights of holders of the Corporation's
                                     common stock are included as part of
                                     Exhibit filed on Form SE on March 18,
                                     1996 and is hereby incorporated by
                                     reference.

      --             (10)            Material Contracts.  The Pinnacle
                                     Incentive Stock Option Plan originally
                                     adopted in 1981 ("Prior Plan") and form
                                     of Deferred Compensation agreement
                                     entered into with Pinnacle Directors and
                                     Officers and related Trust Agreement.
                                     These items were filed as Exhibit 10 to
                                     the Corporation's Form S-1 Registration
                                     Statement No. 33-19608 which became
                                     effective March 18, 1988 and are hereby
                                     incorporated by reference.  The 1990
                                     Pinnacle Incentive Stock Option Plan
                                     ("1990 Plan") adopted by the Corporation's
                                     shareholders on April 24, 1990 was
                                     included as Exhibit 3 to the Corporation's
                                     Form 10-K for the fiscal year ended
                                     December 31, 1990 and is hereby
                                     incorporated by reference.

       1             (11)            Statement Re Computation of Per Share
                                     Earnings.

       2           (13.1)            Annual Report to Security Holders.  The
                                     Corporation is including, as an Exhibit,
                                     its 1995 Annual Report to Stockholders.
                                     Those parts of the Annual Report not
                                     specifically incorporated by reference
                                     elsewhere herein are not deemed to be
                                     part of this filing.

       3           (13.2)            Independent Auditors' Report provided by
                                     Crowe, Chizek and Company regarding the
                                     1993 and 1992 financial statements of
                                     Batavia Savings Bank, F.S.B., a subsidiary
                                     of Pinnacle.  Pursuant to Regulation S-X,
                                     Rule 2-05, this report is being filed as
                                     an Exhibit.

      --             (21)            Subsidiaries of the Registrant.  The
                                     information is included in ITEM 1,
                                     BUSINESS on page 1.

       4             (27)            Financial Data Schedule.

                                     8

FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules not included in ITEM 8, FINANCIAL DATA AND SUPPLEMENTARY DATA are included on the following pages as part of this item in accordance with Guide 3, Statistical Disclosure by Bank Holding Companies.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Corporation during the fourth quarter of 1995.

                STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

I.  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
     INTEREST RATES AND INTEREST DIFFERENTIAL

ANALYSIS OF NET INTEREST INCOME

Information required in this table, including the daily average balance outstanding for the major categories of interest bearing assets and interest bearing liabilities, and the average interest rate earned or paid thereon, is incorporated herein by reference to the 1995 Annual Report to Stockholders included as Exhibit 2. The information required is contained in Table 1, "Analysis of Net Interest Income" on page 25 of Exhibit 2, within the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ANALYSIS OF CHANGE IN INTEREST DIFFERENTIAL

Information required in this table is incorporated herein by reference to the 1995 Annual Report to Stockholders included as Exhibit 2. The information required is contained in Table 2, "Analysis of Volume/Rate Variance" on page 26 of Exhibit 2, within the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ANALYSIS OF INTEREST RATE SENSITIVITY

Information regarding the interest rate sensitivity position of Pinnacle is incorporated herein by reference to the 1995 Annual Report to Stockholders included as Exhibit 2. This information is contained in Table 6, "Interest Rate Sensitivity Position" on page 35 and discussed on page 36 of Exhibit 2, within the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

II.  INVESTMENT PORTFOLIO

The following table presents the book value of securities in thousands at the dates indicated:


                                          DECEMBER 31
                               ---------------------------------
                                   1995       1994       1993
                               ---------------------------------
U. S. Treasury and Federal
  agency securities. . . . .    $370,545    $316,200    $337,771

State and municipal (1). .  .     25,839      35,171      38,199

Mortgage-backed securities
  and floating rate
  collateralized mortgage
  obligations (1). . . . . .      10,307      14,764      29,417

Corporate and other (1)  . .      20,238      20,365      14,030
                               ---------------------------------
  Total securities  . . . . .   $426,929    $386,500    $419,417
                               ---------------------------------
                               ---------------------------------

                        (1)  Held for investment in 1993.

The following table shows the maturities of securities in thousands at December 31, 1995 and weighted average fully taxable equivalent yields:

                               U. S. TREASURY AND FEDERAL
                                    AGENCY SECURITIES           STATE AND MUNICIPAL
                               ---------------------------     ---------------------
One year or less  . . . . . .      $366,328          5.59%     $ 2,213        10.86%
One year to five years. . . .         3,783          3.91       12,018        12.94

Five to ten years . . . . . .           434          4.97       10,120        12.68

Over ten years  . . . . . . .           -0-          0.00        1,488        15.15

No fixed maturity . . . . . .           -0-          0.00          -0-         0.00
                               ---------------------------     ---------------------
                                   $370,545          5.47%     $25,839        12.78%
                               ---------------------------     ---------------------
                               ---------------------------     ---------------------



                                 MORTGAGE-BACKED
                               SECURITIES, FLOATING
                                RATE COLLATERALIZED
                               MORTGAGE OBLIGATIONS,
                                CORPORATE AND OTHER
                                  DEBT SECURITIES           EQUITY SECURITIES             TOTAL
                                ---------------------      -------------------     ---------------------
One year or less . . . . . . .   $1,220         7.91%         $-0-       0.00%         $369,761    5.63%
One year to five years . . . .      262         8.35           -0-       0.00            16,063   10.74
Five years to ten years. . . .      -0-         0.00           -0-       0.00            10,554   12.36
Over ten years . . . . . . . .      -0-         0.00           -0-       0.00             1,488   15.15

No fixed maturity . . . . . . .  10,307         7.87        18,756       5.35            29,063    6.24
                                ---------------------      -------------------     ---------------------
                                $11,789         7.88%      $18,756       5.35%         $426,929    6.06%
                                ---------------------      -------------------     ---------------------
                                ---------------------      -------------------     ---------------------

Securities included in the category of no fixed maturity are mortgage-backed securities and floating rate collateralized mortgage obligations, due to their ability to prepay, as well as equity securities.

The average tax-equivalent yield by maturity includes the weighted average yields on tax-exempt obligations which have been computed on a fully taxable equivalent basis assuming a tax rate of 34% for December 31, 1995.

III.  LOAN PORTFOLIO

The following table sets forth the outstanding loans, in thousands, at the following dates:


                                           DECEMBER 31
                          ------------------------------------------------
                             1995     1994     1993     1992       1991
                          ------------------------------------------------
Commercial and other. .   $ 83,939  $ 68,788  $ 74,855  $ 82,118  $ 86,666
Consumer. . . . . . . .     49,464    38,982    38,442    43,806    45,728

Real estate:
  Residential  . . . . .   135,086   119,520   112,138    92,811    36,198
  Commercial . . . . . .    42,073    22,220    24,170    25,185    30,219
                          ------------------------------------------------
  Total gross loans. . .   310,562   249,510   249,605   243,920   198,811
Unearned income  . . . .       962     1,106     1,529     2,002     2,871
                          ------------------------------------------------
  Net loans. . . . . . .  $309,600  $248,404  $248,076  $241,918  $195,940
                          ------------------------------------------------
                          ------------------------------------------------

The following table sets forth the maturity distribution of the following categories of loans at December 31, 1995 in thousands.


                                           REMAINING MATURITY
                             -------------------------------------------------
                              ONE YEAR     ONE TO         OVER       TOTAL
                              OR LESS    FIVE YEARS    FIVE YEARS
                             -------------------------------------------------
                             -------------------------------------------------
Commercial and other. . . . . $47,442     $ 34,072     $ 2,425     $ 83,939
Real estate:
     Residential. . . . . . .   8,729       39,960      86,397      135,086
     Commercial . . . . . . .  11,479       26,210       4,384       42,073
                             -------------------------------------------------
                              $67,650     $100,242     $93,206     $261,098
                             -------------------------------------------------
                             -------------------------------------------------

Of the loans listed in the maturity schedule above, a total of $193,448 are due after one year; $174,498 of these loans have predetermined interest rates and $18,950 of these loans have floating interest rates.

COLLATERAL AND APPRAISAL GUIDELINES

Subsidiary banks of the Corporation make loans which are collateralized by different types of assets. A collateral guideline manual is maintained by each bank which details collateral requirements for any collateralized loan which a bank may make. The loan operations area has responsibility for monitoring all compliance with collateral requirements. Collateral requirements for the most commonly funded loans include an 85% - 95% (depending on maturity) loan-to-value ratio for loans secured by U. S. Government securities, 70% for NYSE traded stock, 65% for AMEX and 50% for all other common stocks, with the exception of control stocks which are not acceptable as collateral. Commercial loans for working capital can have a maximum loan-to-value ratio of 80% against eligible accounts if secured by receivables, a maximum of 50% if secured by inventory and a maximum of 80% if secured by equipment. Real estate loans can have a maximum loan-to-value ratio of 80% unless private mortgage insurance is provided for advances over 80%. Commercial real estate loans typically are funded at a lower loan-to value ratio and require the personal guarantee of the borrower(s). Home equity loans require a loan-to-value ratio of 80% of the appraised value less any debt.

Loans made by subsidiary banks of the Corporation which are collateralized by real estate require an appraisal prior to funding of the loan. These loans are reappraised when management believes that the financial condition or resources of the borrower have deteriorated or when the collectibility of the loan is in question. Loans collateralized by real estate are not necessarily reappraised on an annual or quarterly basis by policy; however, all loans secured by real estate, with immaterial exceptions, are made in the local market area served by Pinnacle subsidiaries and each of these areas is closely monitored by management for economic changes. A new appraisal is required for any loan which undergoes foreclosure or is transferred into other real estate owned. Updated appraisals on other real estate owned are completed as required by regulatory authorities, or if management believes a material change in the value of a property has taken place.

The current loan policies in effect for collateral and appraisals are similar and consistent with the policies in place in prior years.

RISK ELEMENTS

    NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS. The following table represents information regarding the aggregate amount of nonaccrual, past due, and restructured loans in thousands:

                                                  DECEMBER 31
                                   -------------------------------------------
                                    1995     1994   1993      1992      1991
                                   -------------------------------------------
Nonaccrual loans. . . . . . . . .  $4,791    $748  $5,283    $2,646    $3,294
Past due 90 days
or more and  still accruing . . .   2,293     552     585     1,067     2,713
Restructured loans. . . . . . . .     931     -0-     -0-       -0-     1,629
                                   -------------------------------------------
                                   $8,015  $1,300  $5,868    $3,713    $7,636
                                   -------------------------------------------
                                   -------------------------------------------
Other real estate owned . . . . .  $  284  $2,416  $3,444    $1,803    $   87

A discussion regarding the nonperforming assets listed above is contained within the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the subsection "Provision for Loan Losses" on pages 26 through 28 of the Corporation's 1995 Annual Report to Stockholders included as Exhibit 2.

    LOAN CONCENTRATIONS. Loan concentrations are defined as amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. Although the Corporation has a diversified loan portfolio, a substantial natural geographic concentration of credit risk exists within the Corporation's defined customer market areas. These geographic market areas include the Chicago metropolitan area and the Quad-Cities metropolitan area of Illinois and Iowa.

    ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS "SFAS" NOS. 114 AND 118. Effective January 1, 1995, the Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", and its amendment No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". There was no effect on the financial position and results of operations of the Corporation as a result of adopting these statements. No changes were required to the Corporation's accounting policies to loans, charge-offs, and interest income as a result of adopting these statements. Loans considered impaired under these statements include nonaccrual loans, restructured loans, and loans classified as at least doubtful under the Corporation's credit risk classification system. All of the Corporation's impaired loans are included in the nonperforming category.

    NONACCRUAL LOAN POLICY. The Corporation follows banking regulatory guidelines with respect to classifying loans on a nonaccrual basis. Loans are placed on nonaccrual when the loan becomes past due over 90 days with no intervening activity or when the collection in full of interest and principal is doubtful. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay interest and principal.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

Information required in this table is incorporated herein by reference to the 1995 Annual Report to Stockholders included as Exhibit 2. The information required is contained in Table 3, "Analysis of the Allowance for Loan Losses" on page 27 of Exhibit 2, within the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The Corporation's subsidiary banks do not allocate the allowance for loan losses by specific loan categories. However, bank disclosure guidelines issued by the Securities and Exchange Commission request management to allocate the total allowance for loan losses into certain categories. Accordingly, management has allocated the allowance for loan losses by loan category based on historical charge-off experience and management's evaluation of potential losses in the loan portfolio. The specific allocations are not intended to be indicative of future charge-offs. The unallocated portion of the allowance for loan losses represents that portion of the allowance which has not been specifically allocated by the analysis performed. The percent of loans in each category to total loans and the allocation of the allowance for loan losses at December 31 of each year, in thousands, is as follows:

                                   1995                    1994                     1993
                            ------------------------------------------------------------------------
                                       PERCENT OF               PERCENT OF              PERCENT OF
                                        LOANS IN                 LOANS IN                LOANS IN
LOAN CATEGORY               ALLOCATION  CATEGORY    ALLOCATION   CATEGORY   ALLOCATION   CATEGORY
----------------------------------------------------------------------------------------------------

Commercial and other . . . .  $1,366      27.1 %     $1,051        27.7 %    $1,710        30.2 %
Consumer . . . . . . . . . .      36      15.7          147        15.4         540        54.7
Real estate. . . . . . . . .     858      57.2          826        56.9         750        15.1
Unallocated. . . . . . . . .   3,763       -          2,205         -           547          -
                            ------------------------------------------------------------------------
                              $6,023     100.0 %     $4,229       100.0 %    $3,547       100.0 %
                            ------------------------------------------------------------------------
                            ------------------------------------------------------------------------



                                        1992                       1991
                               -----------------------------------------------------
                                              PERCENT OF                 PERCENT OF
                                               LOANS IN                   LOANS IN
LOAN CATEGORY                   ALLOCATION     CATEGORY    ALLOCATION     CATEGORY
-------------------------------------------------------------------------------------
Commercial and other. . . . . . . $1,503         33.9 %       $1,401         44.2 %
Consumer. . . . . . . . . . . . .    453         17.7            464         22.0
Real estate . . . . . . . . . . .    430         48.4            251         33.8
Unallocated . . . . . . . . . . .    615          -              401           -
                                -----------------------------------------------------
                                  $3,001        100.0 %       $2,517        100.0 %
                                -----------------------------------------------------
                                -----------------------------------------------------

Management believes that the portfolio is well diversified and, to a large extent, secured without undue concentrations in any specific risk area. Control of loan quality is continually monitored by management. Management's system of review of the loan portfolio and the attendant determination of the adequacy of the allowance for loan losses is made up of a number of factors. The most significant part of the system is the independent credit review system which reviews all commercial credits in excess of $100,000 and all commercial real estate credits in excess of $250,000 on an annual basis at a minimum, with problem credits reviewed more often as necessary. An informed, judgmental determination is made of the risk associated with loans which have received low grades under the credit review system. This estimated risk is taken into account in determining the allowance for loan losses. In addition, the allowance includes a substantial reserve for coverage of unidentified risks.

In addition to the credit review system, on a quarterly basis an internal report provides an analysis of the adequacy of the allowance for management and the Board of Directors. This analysis focuses on allocations based on loan review ratings and historical charge-off and recovery data. Management also reviews the status of all watch list credits on a monthly basis. The process and the amount of the allowance and of the provision have also been subject to the review of external auditors and banking regulatory authorities, and management believes that it has an effective system of credit review assessment demonstrated by the fact that the Corporation has not recorded a significant loss that had not been previously identified as a watch list credit by the loan review process.

V.  DEPOSITS

Reference is made to (I.) Distribution of Assets, Liabilities and Stockholders' Equity for data regarding average daily deposits and rates paid thereon for the years ended December 31, 1995, 1994 and 1993. The aggregate amount of certificates of deposit, in denominations of $100,000 or more, by maturity, as of December 31, 1995 are shown below, in thousands.

         >

         Three months or less . . . . . . . . . . . . . . $11,915
         Over three months through six months . . . . . .  10,564
         Over six months through twelve months. . . . . .   7,377
         Over twelve months . . . . . . . . . . . . . . .   2,748
                                                         --------
            Total . . . . . . . . . . . . . . . . . . . . $32,604
                                                         --------
                                                         --------



VI.  RETURN ON EQUITY AND ASSETS

The following table shows consolidated operating and capital ratios for years ended December 31, 1995, 1994 and 1993. The return on average assets and the return on average stockholders' equity is calculated by dividing net income for the period by average assets or average stockholders' equity, respectively. The dividend payout ratio is calculated by dividing total dividends paid by net income.

                                                           DECEMBER 31
                                                   ----------------------------
                                                      1995      1994     1993
                                                   ----------------------------
Return on average assets. . . . . . . . . . . . . .   1.55 %    0.32 %   1.80 %
Return on average stockholders' equity. . . . . . .  18.09      3.35    18.88
Dividend payout ratio . . . . . . . . . . . . . . .  40.89    213.70    33.22
Average stockholders' equity to average assets. . .   8.55      9.61     9.52


VII. SHORT-TERM BORROWINGS

The following table shows the distribution of short-term borrowings and the weighted average interest rates thereon for the years ended December 31, 1995, 1994 and 1993. Also provided is the maximum amount of short-term borrowings as well as weighted average interest rates for the same periods. Dollars are in thousands.

                                                                     YEARS ENDED DECEMBER 31
                                                                  ----------------------------
                                                                    1995      1994      1993
                                                                  ----------------------------
Amount outstanding at end of period . . . . . . . . . . . . . .   $  -0-    4,800    $13,600
Weighted average interest rate at end of period . . . . . . . .     N/A      6.73%     3.40%
Average amount outstanding during the period. . . . . . . . . .   $  589  $10,989    $  2,72
Weighted average interest rate during the period. . . . . . . .     6.62%    4.28%      3.23%
Maximum amount outstanding at any month's end . . . . . . . . .   $2,500   $22,200    $14,000


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 19, 1996.

PINNACLE BANC GROUP, INC.


By: /s/ John J. Gleason               By: /s/ William P. Gleason
   -------------------------              ---------------------------
     John J. Gleason                      William P. Gleason
     Chairman                             President


By: /s/ John J. Gleason, Jr.          By: /s/ Sara J. Mikuta
   -------------------------              ---------------------------
     John J. Gleason, Jr.                 Sara J. Mikuta
     Vice Chairman and                    Principal Financial and
     Chief Executive Officer              Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following Directors on behalf of the registrant on March 19, 1996.

                                         /s/ James L. Green
______________________________           ______________________________
Richard W. Burke                         James L. Greene

/s/ Mark P. Burns                        /s/ Donald G. King
______________________________           ______________________________
Mark P. Burns                            Donald G. King

/s/ William J. Finn, Jr.                 /s/ James A. Maddock
______________________________           ______________________________
William J. Finn, Jr.                     James A. Maddock

                                         /s/ James J. McDonough
______________________________           ______________________________
Samuel M. Gilman                         James J. McDonough


______________________________           ______________________________
Albert Giusfredi                         William C. Nickels

/s/ John J. Gleason                      /s/ John E. O'Neill
______________________________           ______________________________
John J. Gleason                          John E. O'Neill

/s/ John J. Gleason, Jr.                 /s/ James R. Phillip, Jr.
______________________________           ______________________________
John J. Gleason, Jr.                     James R. Phillip, Jr.

/s/ William P. Gleason                   /s/ Kenneth C. Whitener. Jr.
______________________________           ______________________________
William P. Gleason                       Kenneth C. Whitener, Jr.