Form 10-Q
period 1996-03-31
PINNACLE BANC GROUP INC
filed 1996-05-14
CIK 827085

_____________________________________________________________________________


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

                                      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the period ended March 31, 1996
                           or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
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

______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  [ X ]    No  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:  As of April 29, 1996, the registrant had 4,330,138 shares outstanding of
                                       common stock, $4.69 par value.

______________________________________________________________________________

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

    Presented on the following pages are the unaudited consolidated balance sheets of Pinnacle Banc Group, Inc. and subsidiaries ("Pinnacle") for March 31, 1996 and December 31, 1995, the related consolidated statements of income for the three month periods ended March 31, 1996 and 1995, and the related consolidated statements of cash flows for the three month periods ended March 31, 1996 and 1995.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for a complete financial statement. In the opinion of management, all adjustments, such as estimated provisions for profit sharing and bonus arrangements normally determined at year end, considered necessary for a fair presentation have been included.

    Footnote disclosure has been made about an event subsequent to quarter end where Pinnacle has entered into a definitive agreement to acquire Financial Security Corp. ("Financial Security") and its wholly-owned subsidiary, Security Federal Savings and Loan Association of Chicago, ("Security Federal") and the adoption of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The remaining footnote disclosure has been omitted since it would substantially duplicate the disclosure contained in the latest audited financial statements of Pinnacle contained in the 1995 Annual Report to Shareholders.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


                                                           MARCH 31       DECEMBER 31
                                                             1996             1995
                                                         ------------     ------------
ASSETS:
  Cash and due from banks. . . . . . . . . . . . . . .   $ 24,012,519     $ 27,272,616
  Federal funds sold . . . . . . . . . . . . . . . . .      2,900,000       14,100,000
                                                         ------------     ------------
    Total cash and cash equivalents. . . . . . . . . .     26,912,519       41,372,616
  Interest-bearing deposits. . . . . . . . . . . . . .      2,747,064        2,725,891
  Securities:
    Available for sale . . . . . . . . . . . . . . . .    422,361,662      426,928,812
    (amortized cost:    3/31/96 - $414,659,000
                       12/31/95 - $418,637,000)
  Loans. . . . . . . . . . . . . . . . . . . . . . . .    318,031,624      309,599,860
  Less:  Allowance for loan losses . . . . . . . . . .     (6,040,179)      (6,023,011)
                                                         ------------     ------------
    Net loans. . . . . . . . . . . . . . . . . . . . .    311,991,445      303,576,849
  Premises and equipment . . . . . . . . . . . . . . .     16,516,190       15,565,402
  Goodwill and other intangibles . . . . . . . . . . .     18,705,588       19,177,420
  Other assets . . . . . . . . . . . . . . . . . . . .      8,254,450        9,350,293
                                                         ------------     ------------
    Total. . . . . . . . . . . . . . . . . . . . . . .   $807,488,918     $818,697,283
                                                         ============     ============

LIABILITIES:
  Demand deposits:
    Noninterest-bearing. . . . . . . . . . . . . . . .   $ 91,206,120     $ 96,714,490
    Interest-bearing . . . . . . . . . . . . . . . . .     87,676,098       89,230,444
  Savings deposits . . . . . . . . . . . . . . . . . .    253,127,537      257,793,601
  Other time deposits. . . . . . . . . . . . . . . . .    271,382,565      269,066,162
                                                         ------------     ------------
    Total deposits . . . . . . . . . . . . . . . . . .    703,392,320      712,804,697
  Notes payable. . . . . . . . . . . . . . . . . . . .     20,700,000       20,600,000
  Other liabilities. . . . . . . . . . . . . . . . . .      5,461,334        6,331,771
                                                         ------------     ------------
    Total liabilities. . . . . . . . . . . . . . . . .    729,553,654      739,736,468
                                                         ------------     ------------

STOCKHOLDERS' EQUITY:
  Preferred stock. . . . . . . . . . . . . . . . . . .            -0-              -0-
    1,000 shares authorized, none issued
  Common stock, $4.69 par. . . . . . . . . . . . . . .     20,410,022       20,505,323
    20,000,000 shares authorized; shares issued and
    outstanding:      3/31/96:   4,354,138
                     12/31/95:   4,374,469
  Additional paid-in capital . . . . . . . . . . . . .     18,001,282       17,897,900
  Retained earnings. . . . . . . . . . . . . . . . . .     32,987,437       33,505,657
  Unrealized gains in securities available
    for sale.  . . . . . . . . . . . . . . . . . . . .      6,536,523        7,051,935
                                                         ------------     ------------
    Total stockholders' equity . . . . . . . . . . . .     77,935,264       78,960,815
                                                         ------------     ------------
    Total. . . . . . . . . . . . . . . . . . . . . . .   $807,488,918     $818,697,283
                                                         ============     ============

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES



                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31
                                                            ---------------------------
                                                                1996           1995
                                                            ---------------------------
INTEREST INCOME:
   Loans . . . . . . . . . . . . . . . . . . . . . . . .    $ 6,458,895     $ 6,644,824
   Securities:
     Taxable . . . . . . . . . . . . . . . . . . . . . .      5,301,742       6,502,727
      Tax exempt . . . . . . . . . . . . . . . . . . . .        444,026         840,425
   Interest-bearing deposits, Federal funds sold
      and other. . . . . . . . . . . . . . . . . . . . .        101,106         273,997
                                                            ---------------------------
      Interest income. . . . . . . . . . . . . . . . . .     12,305,769      14,261,973
                                                            ---------------------------

INTEREST EXPENSE:
   Deposits:
      Interest-bearing demand. . . . . . . . . . . . . .        448,996         403,869
      Savings. . . . . . . . . . . . . . . . . . . . . .      1,918,328       2,094,978
      Other time . . . . . . . . . . . . . . . . . . . .      3,688,559       3,070,244
   Short-term borrowings . . . . . . . . . . . . . . . .          2,157          35,995
   Notes payable . . . . . . . . . . . . . . . . . . . .        356,508         564,254
                                                            ---------------------------
      Interest expense . . . . . . . . . . . . . . . . .      6,414,548       6,169,340
                                                            ---------------------------
   Net Interest Income . . . . . . . . . . . . . . . . .      5,891,221       8,092,633
      Provision for loan losses. . . . . . . . . . . . .            -0-          75,000
                                                            ---------------------------
         Net interest income after provision for
            loan losses. . . . . . . . . . . . . . . . .      5,891,221       8,017,633
                                                            ---------------------------

OTHER INCOME:
   Banking services and other. . . . . . . . . . . . . .      1,213,770       1,449,196
   Trust services. . . . . . . . . . . . . . . . . . . .        546,699         470,636
   Net securities gains. . . . . . . . . . . . . . . . .        263,722         346,118
                                                            ---------------------------
      Other income . . . . . . . . . . . . . . . . . . .      2,024,191       2,265,950
                                                            ---------------------------

OTHER EXPENSE:
   Salaries, profit sharing and other employee
      benefits . . . . . . . . . . . . . . . . . . . . .      3,011,320       2,967,391
   Occupancy . . . . . . . . . . . . . . . . . . . . . .        678,441         587,175
   Amortization of goodwill and other intangibles. . . .        471,832         469,643
   Other operating expenses. . . . . . . . . . . . . . .      1,503,110       2,031,200
                                                            ---------------------------
      Other expense. . . . . . . . . . . . . . . . . . .      5,664,703       6,055,409
                                                            ---------------------------
Income before income taxes . . . . . . . . . . . . . . .      2,250,709       4,228,174
   Provision for income taxes. . . . . . . . . . . . . .        694,000         822,000
                                                            ---------------------------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . .    $ 1,556,709     $ 3,406,174
                                                            ===========================

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING. . . . . . . . .      4,381,940       4,432,243

EARNINGS PER SHARE . . . . . . . . . . . . . . . . . . .           0.36            0.77

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


                                                                 FOR THE THREE MONTHS
                                                                    ENDED MARCH 31
                                                            ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                           1996             1995
                                                            -------------    -------------
  Net income . . . . . . . . . . . . . . . . . . . . . .    $   1,556,709    $   3,406,174
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation . . . . . . . . . . . . . . . . . . .          352,188          315,239
      Amortization of goodwill and other
        intangibles. . . . . . . . . . . . . . . . . . .          471,832          469,643
      Amortization of purchase accounting
        adjustments. . . . . . . . . . . . . . . . . . .           49,814           25,691
      Provision for loan losses. . . . . . . . . . . . .              -0-           75,000
      Discount accretion . . . . . . . . . . . . . . . .       (5,087,283)      (5,781,344)
      Premium amortization . . . . . . . . . . . . . . .           49,462           56,691
      Gain on sale of securities . . . . . . . . . . . .         (263,722)        (346,118)
      Decrease in interest receivable. . . . . . . . . .          143,184          275,103
      Increase in interest payable . . . . . . . . . . .          172,062          636,762
      Decrease in other assets . . . . . . . . . . . . .          752,659        1,911,905
      Decrease in other liabilities. . . . . . . . . . .       (1,042,497)        (734,974)
      Other, net . . . . . . . . . . . . . . . . . . . .          174,306           66,567
                                                            -------------    -------------
          Total adjustments. . . . . . . . . . . . . . .       (4,227,995)      (3,029,835)
          Net cash provided by (used for)
            operating activities . . . . . . . . . . . .       (2,671,286)         376,339

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash portion of acquisition, net of cash
       acquired (Note) . . . . . . . . . . . . . . . . .              -0-      (14,799,803)
     Proceeds from sale of securities. . . . . . . . . .      733,653,678      664,425,829
     Proceeds from maturities and paydowns of
       securities  . . . . . . . . . . . . . . . . . . .        2,625,995        6,066,006
     Purchase of securities available for sale . . . . .     (726,860,929)    (649,007,634)
     Net decrease (increase) in interest-bearing
       deposits  . . . . . . . . . . . . . . . . . . . .          (21,173)       5,930,417
     Net loan principal (advanced) collected . . . . . .       (8,441,250)       9,242,749
     Premises and equipment expenditures . . . . . . . .       (1,365,905)        (443,954)
                                                            -------------    -------------
          Net cash provided by (used for)
            investing activities . . . . . . . . . . . .         (409,584)      21,413,610

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in total deposits. . . . . . . . . . .       (9,412,377)     (26,948,587)
     Net decrease in short-term borrowings . . . . . . .              -0-       (4,800,000)
     Proceeds from notes payable . . . . . . . . . . . .        2,900,000       30,300,000
     Principal reductions of notes payable . . . . . . .       (2,800,000)      (6,000,000)
     Issuance of common stock. . . . . . . . . . . . . .          132,285          417,215
     Purchase and retirement of common stock . . . . . .         (841,950)        (326,915)
     Dividends paid. . . . . . . . . . . . . . . . . . .       (1,357,185)      (1,281,430)
                                                            -------------    -------------
          Net cash used for financing activities . . . .      (11,379,227)      (8,639,717)
Net increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . . . . . . . . .      (14,460,097)      13,150,232
Cash and cash equivalents at beginning of period . . . .       41,372,616       20,265,069
Cash and cash equivalents at end of period . . . . . . .    $  26,912,519     $ 33,415,301
                                                            =============     ============

CASH PAID DURING PERIOD FOR:
     Interest. . . . . . . . . . . . . . . . . . . . . .    $   6,242,486     $  5,537,121
     Income taxes. . . . . . . . . . . . . . . . . . . .           50,000              -0-



NOTE: On January 6, 1995, Acorn Financial Corp and its subsidiary, Suburban Trust & Savings Bank, was purchased by Pinnacle for $23,413,897 in cash. At the date of purchase, the balance sheet of Acorn included cash and cash equivalents of $8,614,094 resulting in a net cash position of $14,799,803.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


SUBSEQUENT EVENT:

    On April 22, 1996, Pinnacle entered into a definitive agreement to acquire Financial Security and its wholly-owned subsidiary, Security Federal. Pursuant to the agreement, Financial Security will merge into Pinnacle with Security Federal initially becoming a separate subsidiary of Pinnacle. Under the terms of the agreement, holders of Financial Security common stock will receive $28.50 per share, subject to adjustment, in cash, Pinnacle common stock, or a combination thereof. The aggregate transaction value is estimated to be $47,000,000. At December 31, 1995, Financial Security had total assets of $277,000,000, loans of $194,000,000, deposits of $194,000,000, and stockholders' equity of $39,000,000.

    The acquisition agreement is subject to approval by the shareholders of Financial Security and Pinnacle, approval of the appropriate regulatory authorities, and satisfaction of certain other customary conditions. It is anticipated that the transaction will be completed in the third quarter of 1996.


LONG-LIVED ASSETS:

    On January 1, 1995, Pinnacle adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The standard requires evaluation of impairment of long-lived assets to be reviewed when indicators of impairment are present. Indicators of impairment include, but are not limited to, a significant decrease in the market value of an asset; a significant change in the manner an asset is used; or a significant adverse change in legal, business or regulatory factors which affect the ability to use the asset. The fair value of the long-lived assets is compared to the carrying value, and any impairment is recorded in current earnings. Currently, there are no indicators present to warrant any evaluation of the impairment of Pinnacle's long-lived assets and, thus, there is no effect of the adoption of this standard on the financial position and results of operations of Pinnacle.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

           NET INCOME - THREE MONTHS ENDED MARCH 31, 1996 AND 1995

     Consolidated net income was $1,557,000, or $0.36 per share, on a fully diluted basis for the three months ended March 31, 1996 (the "first quarter"), a per share decrease of 53% from the $3,406,000, or $0.77 per share earned in the first three months of 1995. The annualized return on average assets was 0.78% for the first three months of 1996 and 1.67% for the first three months of 1995. For each period, the return on average equity was 8.7% and 20.7%, respectively. Return on average assets and equity for the same periods, calculated using the effects of SFAS No. 115 would not be materially different.

    The primary factor for the lower earnings was a 27% decrease in net interest income in the first quarter of 1996 compared with the same period of one year ago. The decrease results with the narrowing of Pinnacle's net interest margin to 3.33% compared to 4.58% for the first three months of 1995. The relatively low interest rate environment, coupled with Pinnacle's high volume of U. S. Government securities and level yield curve have continued to put pressure on the net interest margin, compressing it throughout 1995 and into the first quarter of 1996. A decrease in average earning assets has also contributed to the decrease in the net interest margin.

    Other income, excluding net securities gains, decreased 8% compared with the same period of 1995. Other expenses decreased 6%, more than offsetting the decrease in other income.


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

    During the first three months of 1996, Pinnacle's average earning assets were $736,820,000, a 2% decrease from the comparable period of the previous year. The decrease in average assets was primarily in Federal funds sold and non-taxable securities, as a result of the net decrease in deposits. The net interest margin for the first three months of 1996 was 3.33%, down from 4.58% of the same period a year ago. Net interest income on a fully taxable equivalent basis was $6,143,000 for the first three months of 1996, or 28% lower than the comparable period in 1995. Actual net interest income decreased 27% as a result of the shrinkage of both the net interest margin and average earning assets.

    The yield earned on total earning assets was 6.82% for the first three months of 1996 compared to 7.88% for the same period of 1995. The decrease resulted from the lower level of yields earned on taxable securities and loans. The average rate on interest-bearing deposits and Federal funds sold remained relatively flat, increasing by only 3 basis points. The average rate on taxable securities was 5.38% for the first three months of 1996 compared to 7.13% of the same period a year ago. The decrease in the yield on taxable securities was primarily a result of the lower level of rates paid on these securities compared to
those carried a year ago.   The average volume of taxable securities
increased $29 million in the comparable period, with the corresponding decrease in non-taxable securities. The average rate on non-taxable securities increased 63 basis points, while the average balance decreased $22 million. The decrease in average balances was due to the sale late in the first quarter of 1995 of certain non-taxable securities which were acquired from AFC with lower rates, as well as normal maturities of the non-taxable portfolio. The rate earned on loans decreased 15 basis points due primarily to the decrease in the prime rate since the first quarter of 1995 as well as generally lower interest rates on certain types of loans, primarily real estate.

    The average cost of interest-bearing liabilities increased only 29 basis points to 4.06% from 3.77% paid in the first three months of 1995. The average rate paid on interest-bearing demand deposits and savings deposits remained relatively flat while rates paid on money market deposits increased 52 basis points. The average rate paid on other time deposits increased 65 basis points. Pinnacle has taken action at appropriate intervals to adjust the rates on all deposit accounts to not only keep them in line with market rates, but to meet the needs of its particular customer bases. For example, two of the subsidiary banks have added a third level of interest rates for certain of its high balance money market customers, with rates comparable to money market mutual funds. This move was done to lessen the loss of these deposits to those non-bank types of investments. Management began late in 1994 and throughout 1995 to increase interest rates on certain time deposits to also keep in line with market rates. Generally, rates on time deposits have remained flat or dropped slightly in the first quarter of 1996, however, the effect of the increases in previous quarters has added to the increase in these rates paid. The increase in rates paid on other time deposits have caused customers to switch their savings deposits into other time deposits, as evidenced by the decrease in the average balance in savings deposits and the corresponding increase in the average balance of other time deposits.

    The average balance in short-term borrowings decreased $2 million, primarily resulting from less liquidity needs at Pinnacle's savings bank. The average rate paid on notes payable decreased 94 basis points as these notes are tied to either prime or LIBOR-based indices, which have decreased since the first quarter of 1995. The average balance in notes payable decreased approximately $8 million due to paydowns by Pinnacle.

    Although the average balance of interest-bearing liabilities decreased from the first quarter of 1995, the increase in rates paid, as well as the shift of deposits to higher paying deposit categories, resulted in total interest expense being $245,000 higher in the first three months of 1996 compared to the same period of 1995.

    A detailed Analysis of Net Interest Income for the three month periods ended March 31, 1996 and 1995 is included on Page 13.


Provision for Loan Losses

    Management records a provision for loan losses in an amount sufficient to maintain the allowance for loan losses at a level commensurate with the risks in the loan portfolio. The allowance for loan losses is adjusted through charges to current income based on factors such as past loan loss experience, management's evaluation of known potential losses in the loan portfolio, and prevailing economic conditions.

    There was no provision for loan losses in the first three months of 1996 compared to $75,000 for the first three months of 1995. In the fourth quarter of 1995, Pinnacle reversed the provision for loan losses made in the first quarter due to several factors, including the level of allowance for possible loan losses to total loans, which has been steadily increasing for the last five years, management's assessment of the overall adequacy for allowance for loan losses, as well as the downward trend of net charge-offs to loans. Pinnacle had net recoveries of $17,000 in the first three months of 1996 compared to net recoveries of $52,000 in 1995. The allowance for loan losses was $6,040,000, or 1.90% of total loans, at March 31, 1996, compared to 1.95% at December 31, 1995.

    Total nonperforming assets totalled $7,399,000, down $900,000 from a total of $8,299,000 at December 31, 1995. Nonperforming assets consisted of $5,331,000 in nonaccrual loans, $946,000 in loans past due greater than 90 days and still accruing, $908,000 in restructured loans, and $214,000 in other real estate owned. Over fifty percent of these nonperforming assets resulted from the acquisition of AFC in 1995. The investment in impaired loans at quarter end totalled $5,731,000 and are included in the totals above.


NON-INTEREST INCOME AND EXPENSE

    The major components of Pinnacle's non-interest income consist of service charges on deposit accounts and other banking income, trust fees and net gains or losses on the sale of securities. Fees on banking services and other income decreased $235,000. The decrease was due primarily to a $319,000 gain on the sale of an installment note in the first quarter of 1995. Absent the effect of that gain, other income increased $84,000, including an increase in fees earned on the sale of non-bank investment products of $28,000. Trust fees increased 16% on a period-to-period basis. Total trust assets under management amounted to $244,000,000, or an 11% increase of a year ago.

    Gains on the sale of securities, on a pre-tax basis, were $264,000 in the first three months of 1996 compared to net gains of $346,000 in the same period of 1995. The net gains in 1996 are related to the sales in Pinnacle's U. S. Government securities portfolio.

    Security sales relating to Pinnacle's U. S. Government securities portfolio are made as part of Pinnacle's disciplined portfolio funds management system. The timing of these sales and the determination of the acceptable maturity for the reinvestment of the proceeds is made dependent on the slope of the yield curve and on management's assessment of the acceptable interest rate risk for Pinnacle. The use of the securities portfolio to manage interest rate risk is especially crucial to Pinnacle because of the fact that its loan to asset ratio is an unusually low 39%. This results in a securities portfolio significantly larger than comparable financial institutions.

    Management has always viewed the gains recorded on this program as closely related to its net interest income as opposed to one-time security gains or losses. Accordingly, since implementation of the program, the yield on Pinnacle's U. S. Government portfolio has outperformed the U. S. Treasury yield by 32 basis points and by including the net gain since inception of the program, the total yield is 142 basis points higher than the same Index. For the first quarter of 1996, due to the relative flatness of the yield curve, the portfolio has only outperformed the Index by 18 basis points and by including the net gain, by 48 basis points.

    Non-interest expense decreased 6% for the first three months of 1996 compared to the same period last year. The decrease was in other expense, which dropped 26% primarily due to lower FDIC insurance premiums which decreased $338,000, and a reduction in data processing expenses of $116,000 due to one-time conversion costs incurred during the first quarter of 1995. Employee compensation and benefits increased only 1% on a quarter-to-quarter basis, where the increase in salaries due to normal raises of approximately 4% were offset by the planned reduction in staff that occurred after the acquisition of AFC in 1995. Occupancy expense increased 16% due to the increase in certain real estate tax accruals, as well as greater depreciation due to a new branch building at one of Pinnacle's subsidiary banks which was put into service in the second quarter of 1995.

INCOME TAXES

    Pinnacle's Federal income tax return is prepared on a consolidated basis including the accounts of its subsidiary banks. The provision for income taxes was $694,000 for the first three months of 1996 compared with $822,000 for the first three months of 1995. The lower provision for taxes in the first three months of 1996 was primarily the result of lower pre-tax income in the first quarter of 1996.


                                  BALANCE SHEET

    Total consolidated assets were $807,489,000 at March 31, 1996, or a 1% drop from year-end 1995. The decrease, primarily in cash and cash equivalents, was the result of the reduction in deposits, primarily demand and savings deposits.

    Pinnacle's securities portfolio is its most significant balance sheet asset. Total securities were $422,362,000 at March 31, 1996 and consisted of U. S. Government securities amounting to $367,952,000, mortgage-backed securities and CMO's of $9,565,000, state and municipal bonds of $24,571,000, and corporate and other securities of $20,274,000. The total securities outstanding at March 31, 1996 was down 1% from year-end 1995, however, the portfolio at quarter-end retained relatively the same mix.

    U. S. Government securities amounted to $367,952,000, or 46% of assets at March 31, 1996. The average maturity of these securities was approximately four months. Certain U. S. Government securities (primarily
U. S. Treasury bills) are part of Pinnacle's term taxable securities strategy which has been designed to manage Pinnacle's interest rate risk and to take advantage of the slope in the yield curve. The decision to undertake intermittent sales of these securities is based on management's assessment of economic conditions. For example, management will undertake sales of securities based on the slope of the yield curve and its determination that the reinvestment of the proceeds into a longer or shorter term security is an acceptable alternative given management's assessment of interest rate risk. At March 31, 1996, U. S. Government securities had gross unrealized losses of $261,000 on a pre-tax basis.

    Other securities held by Pinnacle, amounting to $54,410,000, at March 31, 1996, consisted of mortgage-backed, CMO's, state and municipal, and corporate and equity securities. At quarter end, these securities had gross unrealized gains of $8,003,000 and gross unrealized losses of $39,000 on a pre-tax basis. Currently, Pinnacle is not using derivative products for hedging or other purposes.

    Total loans amounted to $318,032,000 at March 31, 1996, up 3% from year-end 1995. The increase was part of a strategic effort on management's part to increase the loan portfolio without sacrificing credit quality of the portfolio. The increase was primarily in commercial loans, which increased 5% or approximately $4,400,000. At March 31, 1996, 28% of the loans were commercial, real estate loans amounted to 56%, and installment loans were 16% of the portfolio. Pinnacle's loan to asset ratio was 39% at March 31, 1996.

    Goodwill and other intangibles amounted to $18,706,000, or 24% of stockholders' equity, at March 31, 1996.

    Total deposits were $703,392,000 at March 31, 1996, or 1% lower than year-end 1995. The decrease in deposits was primarily in transaction accounts, including both noninterest-bearing and interest-bearing demand of approximately $7,100,000, which balances fluctuate based on customer needs and are not as rate sensitive as savings and time deposits. There was also an approximate $4,700,000 drop in savings deposits. Offsetting the drop in savings deposits was an increase in other time deposits of approximately $2,300,000. Management believes the drop in savings deposits is the result of the customers attempting to earn higher rates by moving to non-bank products and special term deposits at other financial institutions or brokerage-type companies. Changing demographics of certain of the banking center locations has also led to the shift and loss of deposits. Management continues to take an active role to increase and maintain interest rates on deposits and provide products to reduce the disintermediation of funds. As evidenced by the shift in deposits to other time deposits, customers are more willing to commit their funds to defined periods of time; Pinnacle's rates and new deposit products are not only attracting new customers, but maintaining existing customers. At March 31, 1996, the percentage of total deposits for each category were: Noninterest-bearing deposits, 13%; Interest-bearing demand deposits, 12%; Savings accounts (including money market accounts), 36%; and Other time deposits, 39%.

    Pinnacle's notes payable were $20,700,000 at March 31, 1996. Outstandings consist of $18,000,000 remaining on the note used to purchase AFC, and $2,700,000 drawn on Pinnacle's revolving line which is used for purchasing equity securities and other corporate needs. At year-end 1995, outstandings consisted of $20,000,000 on the AFC note and $600,000 drawn on the revolving line.


                                CAPITAL RESOURCES

    Total stockholders' equity of Pinnacle was $77,935,000 at March 31, 1996 and $78,961,000 at December 31, 1995. The ratio of equity to assets was 9.65% and 9.64% at each period end, respectively.

    The Federal Reserve Board ("Board") regulations prescribe capital requirements for bank holding companies. Pinnacle must have a Leverage Capital Ratio with a minimum level of Tier One capital to total assets of 3.00%. Tier One capital consists of common stock, additional paid-in capital, retained earnings and is exclusive of Pinnacle's allowance for loan losses, goodwill and other intangibles, and unrealized gains (losses) on securities available for sale. In addition, the Board has issued Risk-Based Capital Guidelines with a minimum standard of total regulatory capital to risk weighted assets of 8.00%. The structure of Pinnacle's balance sheet results in a Risk-Based Capital Ratio significantly in excess of the guidelines.

    The following table provides an analysis of the minimum capital requirements (as defined), ratios and the excess over the minimum which Pinnacle holds as capital as of March 31, 1996, in thousands (except percentages).

                           MINIMUM     MINIMUM                            EXCESS
                           REQUIRED    REQUIRED     ACTUAL     ACTUAL      OVER
                            RATIO       RATIO       RATIO      AMOUNT     MINIMUM
                           -------------------------------------------------------
Leverage Capital           3.00%       $23,663       6.74%     $52,693    $29,030
Risk-based Capital:
  Tier One                 4.00         12,726      16.56       52,693     39,967
  Total (Tier Two)         8.00         25,452      17.81       56,670     31,218

    At December 31, 1995, Pinnacle's total risk-based capital ratio was 18.09%.

    In addition, each of Pinnacle's subsidiary banks must meet similar minimum capital requirements as prescribed by Federal and state banking regulatory authorities. At March 31, 1996, Pinnacle and each of its subsidiary banks was in compliance with the current capital guidelines and are considered "well-capitalized" under regulatory standards.

    Book value per share was $17.90 at March 31, 1996 compared to $18.05 at December 31, 1995. Dividends amounting to $0.31 per share were paid in the first three months of 1996.

                                   LIQUIDITY

    As characteristic of the banking industry, Pinnacle's indicators of liquidity are principally its deposit base, loan and investment portfolios. On a short term basis, adjustments are made in these categories based on deposit fluctuations and loan demand. Longer term, liquidity is determined by growth objectives, rate pricing policies and the ability to borrow debt or raise equity. In general, Pinnacle is able to meet deposit withdrawals and to fund loan demand through earnings and the maturity or sale of securities. Pinnacle would also be able to respond to short term cash flow needs through short term borrowings. On a longer term basis, Pinnacle has the ability to incur debt or to raise equity through the sale of preferred or common stock.

    Pinnacle's cash flows are comprised of three general types. Cash flows from operating activities are primarily Pinnacle's net income. Cash flows from investing activities consist of loans made to and collected from customers; and purchases, sales and maturities of securities available for sale. Cash flows from financing activities are determined by Pinnacle's deposit base and from Pinnacle's ability to borrow and repay debt and issue or repurchase stock. For the three months ended March 31, 1996, cash flows were generated from a $9,400,000 decrease in securities. Cash flow uses and needs included a $9,400,000 decrease in deposits, an $8,400,000 net loan principal advanced, and $1,400,000 to pay dividends. Pinnacle's net cash position decreased $14,500,000 with the decrease primarily in Federal funds sold of $11,200,000 and the remainder in cash and due from banks.

    Pinnacle's subsidiary banks have a relatively stable base of deposits and any increased loan demand can be sufficiently funded without a material change in its balance sheet. Pinnacle's corporate strategy includes profitable acquisitions. Certain acquisitions would be primarily funded with debt. Reductions of debt would be made from Pinnacle's earnings.

    At March 31, 1996, Pinnacle had a line of credit of $10,000,000 with an unaffiliated bank from which $2,700,000 had been drawn. The outstanding $18,000,000 note related to the AFC acquisition and is secured by the stock of Pinnacle's subsidiary banks.

    Regulatory requirements exist which influence Pinnacle's liquidity and cash flow needs. These requirements include the maintenance of satisfactory capital ratios on a consolidated and subsidiary bank basis, restrictions on the amount of dividends which a subsidiary bank may pay and reserve requirements with the Federal Reserve Bank. Based on these restrictions, at April 1, 1996, bank subsidiaries could have declared approximately $2,244,000 in dividends without requesting approval of the applicable Federal or State regulatory agency. In addition, Pinnacle has made loan commitments which could result in increased cash flow requirements for loans. Management is of the opinion that these regulatory requirements and loan commitments will not have a significant impact on the liquidity of Pinnacle. Management is not aware of any known trends, events or uncertainties that will have, or that are reasonably likely to have, a material effect on Pinnacle except the pending acquisition of Financial Security, as previously discussed in the Notes to Consolidated Financial Statements. Management is also not aware of any current recommendations by the regulatory authorities which, if implemented, would have an adverse material effect on Pinnacle. There are several issues which have been pending before Congress, including recapitalization of the SAIF fund, and the elimination of the Thrift Charter. The recapitalization of the SAIF fund is estimated to cost Pinnacle Bank approximately $1,000,000 on a pre-tax basis.

ANALYSIS OF NET INTEREST INCOME
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES

                                                        THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                          MARCH 31, 1996                       MARCH 31, 1995
                                                  -------------------------------     --------------------------------
     (DOLLARS IN THOUSANDS)                       AVERAGE                             AVERAGE
                                                  BALANCE     INTEREST      RATE      BALANCE     INTEREST      RATE
                                                  -------------------------------     --------------------------------
ASSETS:
   Interest-earning assets:
      Interest-bearing deposits and
         Federal funds sold . . . . . . . . . .   $  8,034     $   101       5.03%    $ 21,904    $    274       5.00%
      Taxable securities  . . . . . . . . . . .    393,900       5,302       5.38      365,070       6,503       7.13
      Nontaxable securities . . . . . . . . . .     22,370         673      12.03       44,655       1,273      11.40
      Loans . . . . . . . . . . . . . . . . . .     12,516       6,482       8.30      316,586       6,689       8.45
                                                  -------------------------------     --------------------------------
         Total interest-earning assets. . . . .    736,820      12,558       6.82      748,215      14,739       7.88
   Noninterest-earning assets:
      Cash and due from banks . . . . . . . . .     23,676                              24,910
      Allowance for loan losses . . . . . . . .     (6,031)                             (6,239)
      Other assets  . . . . . . . . . . . . . .     45,105                              48,105
                                                  --------                            --------
         Total assets . . . . . . . . . . . . .   $799,570                            $814,991
                                                  ========                            ========


LIABILITIES AND STOCKHOLDERS' EQUITY:
   Interest-bearing liabilities:
      Interest-bearing demand deposits  . . . .   $ 88,198     $   449       2.04%    $ 86,544    $    404       1.87%
      Savings deposits. . . . . . . . . . . . .    208,095       1,556       2.99      229,451       1,732       3.02
      Money market deposits.  . . . . . . . . .     44,622         362       3.25       53,219         363       2.73
      Other time deposits . . . . . . . . . . .    270,366       3,689       5.46      255,540       3,070       4.81
      Short-term borrowings.  . . . . . . . . .        124           2       6.45        2,239          36       6.43
      Notes payable . . . . . . . . . . . . . .     19,714         357       7.24       27,577         564       8.18
                                                  -------------------------------     --------------------------------
         Total interest-bearing liabilities . .    631,119       6,415       4.06      654,570       6,169       3.77
   Noninterest-bearing liabilities:
      Demand deposits . . . . . . . . . . . . .     90,233                              90,072
      Other liabilities . . . . . . . . . . . .      6,810                               4,478
      Stockholders' equity  . . . . . . . . . .     71,408                              65,871
                                                  --------                            --------
         Total liabilities and
            stockholders' equity. . . . . . . .   $799,570                            $814,991
                                                  ========                            ========
Net interest income and margin. . . . . . . . .                $ 6,143       3.33%                $  8,570       4.58%
                                                               ===================                ====================





Interest income is adjusted to taxable equivalents for the tax-exempt assets based upon a Federal income tax rate of 34% for 1996. The fully taxable equivalent adjustment to interest income for the three months ended March 31, 1996 and 1995 was $252 and $477 respectively. The average balance on nonaccrual loans is included in the total loans category. The average balances do not include the effects of SFAS No. 115.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    At the Annual Meeting of Pinnacle held on April 16, 1996, all of the proposed Directors listed in the Proxy Statement were elected. Mark P. Burns, Samuel M. Gilman, Albert Giusfredi, John J. Gleason, John J. Gleason, Jr., Donald G. King, James A. Maddock, James J. McDonough, William
C. Nickels, and James R. Phillip, Jr. received votes totalling 3,209,650 shares, or 73.71% of the outstanding shares, FOR, 62 shares, or 0% AGAINST.
 Richard W. Burke received votes totalling 3,170,840 shares, or 72.82% of the outstanding shares, FOR, 38,872 shares, or 0.89% AGAINST; William J. Finn, Jr. received votes totalling 3,209,470 shares, or 73.71% of the outstanding shares, FOR, 242 shares, or 0.01% AGAINST; James L. Greene received votes totalling 3,170,840 shares, or 72.82% of the outstanding shares, FOR, 38,872 shares, or 0.89% AGAINST; William P. Gleason received votes totalling 3,170,750 shares, or 72.80% of the outstanding shares, FOR, 38,962 shares, or 0.89% AGAINST; John E. O'Neill received votes totalling 3,170,494 shares, or 72.80% of the outstanding shares, FOR, 39,218 shares, or 0.90% AGAINST; and Kenneth C. Whitener, Jr. received votes totalling 3,170,840 shares, or 72.82% of the outstanding shares, FOR, 38,872 shares, or 0.89% AGAINST. Each of the directors was elected for a term of one year.

    A total of 3,209,712 shares, accounting for 73.72% of the outstanding shares, were represented in person or by proxy at the Annual Meeting.

    No other items were voted on at the Annual Meeting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  The following exhibit is filed as part of this Form 10-Q.

                      DESCRIPTION NO.
         EXHIBIT      UNDER ITEM 601              EXHIBIT
         NUMBER      OF REGULATION S-K          DESCRIPTION
         -------     -----------------     ---------------------
            1              (20)            Report furnished to
                                           securities holders.
                                           First Quarter Report.

    (b)  Reports on Form 8-K.

    Form 8-K was filed on April 29, 1996 reporting that Pinnacle entered into an Agreement and Plan of Merger on April 22, 1996 with Financial Security Corp. pursuant to which Pinnacle will acquire Financial Security.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PINNACLE BANC GROUP, INC.



Dated: May 10, 1996               By:  /s/ John J. Gleason, Jr.
                                       ________________________________
                                       John J. Gleason, Jr.
                                       Director, Vice Chairman and
                                       Chief Executive Officer

                                  By:  /s/ Sara J. Mikuta
                                       ________________________________
                                       Sara J. Mikuta
                                       Chief Financial Officer
                                       and Treasurer

_______________________________________________________________________________


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                     ____________________________________________


                                       EXHIBITS
                                          TO
                                      FORM 10-Q

                 Annual Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                 ____________________________________________________


                              PINNACLE BANC GROUP, INC.

                (Exact name of registrant as specified in its charter)




_______________________________________________________________________________