Form 10-Q
period 1996-06-30
PINNACLE BANC GROUP INC
filed 1996-08-12
CIK 827085

- - --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the period ended June 30, 1996
                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from                   to
                               -----------------    -----------------
Commission File Number:  0-18283

                           PINNACLE BANC GROUP, INC.
                          --------------------------
             (Exact name of registrant as specified in its charter)

         Illinois                                           36-3190818
         --------                                           ----------
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

   --------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  [ X ]    No  [   ]


APPLICABLE ONLY TO CORPORATE ISSUERS:       As of August 6, 1996, the
                                            registrant had 4,302,716 shares
                                            outstanding of common stock,
                                            $4.69 par value.

- - -------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

    Presented on the following pages are the unaudited consolidated balance sheets of Pinnacle Banc Group, Inc. and subsidiaries ("Pinnacle") for June 30, 1996 and December 31, 1995, the related consolidated statements of income for the three and six month periods ended June 30, 1996 and 1995, and the related consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995.

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

    Footnote disclosure has been made about an event subsequent to year end where Pinnacle has entered into a definitive agreement to acquire Financial Security Corp. ("Financial Security") and its wholly-owned subsidiary, Security Federal Savings and Loan Association of Chicago, ("Security Federal") and the adoption of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The remaining footnote disclosure has been omitted since it would substantially duplicate the disclosure contained in the latest audited financial statements of Pinnacle contained in the 1995 Annual Report to Shareholders.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES

                                                   JUNE 30        DECEMBER 31
                                                    1996              1995
                                               --------------    --------------
ASSETS:
 Cash and due from banks . . . . . . . . . . .  $24,901,989       $27,272,616
 Federal funds sold. . . . . . . . . . . . . .    1,950,000        14,100,000
                                               --------------    --------------
   Total cash and cash equivalents . . . . . .   26,851,989        41,372,616
 Interest-bearing deposits . . . . . . . . . .    3,439,380         2,725,891
 Securities:
   Available for sale. . . . . . . . . . . . .  426,207,187       426,928,812
   (amortized cost: 6/30/96 - $418,911,000
                   12/31/95 - $418,637,000
 Loans . . . . . . . . . . . . . . . . . . . .  330,977,732       309,599,860
 Less:  Allowance for loan losses. . . . . . .   (6,061,167)       (6,023,011)
                                               --------------    --------------
   Net loans . . . . . . . . . . . . . . . . .  324,916,565       303,576,849
 Premises and equipment. . . . . . . . . . . .   16,786,137        15,565,402
 Goodwill and other intangibles. . . . . . . .   18,233,757        19,177,420
 Other assets. . . . . . . . . . . . . . . . .   14,264,825         9,350,293
                                               --------------    --------------
   Total . . . . . . . . . . . . . . . . . . . $830,699,840      $818,697,283
                                               --------------    --------------
                                               --------------    --------------

LIABILITIES:
 Demand deposits:
   Noninterest-bearing . . . . . . . . . . . . $ 93,740,575      $ 96,714,490
   Interest-bearing. . . . . . . . . . . . . .   86,851,089        89,230,444
 Savings deposits. . . . . . . . . . . . . . .  251,924,688       257,793,601
 Other time deposits . . . . . . . . . . . . .  272,496,516       269,066,162
                                               --------------    --------------
   Total deposits. . . . . . . . . . . . . . .  705,012,868       712,804,697
 Short-term borrowings . . . . . . . . . . . .   17,500,000                 0
 Notes payable . . . . . . . . . . . . . . . .   25,950,000        20,600,000
 Other liabilities . . . . . . . . . . . . . .    5,848,366         6,331,771
                                               --------------    --------------
   Total liabilities . . . . . . . . . . . . .  754,311,234       739,736,468
                                               --------------    --------------

STOCKHOLDERS' EQUITY:
 Preferred stock . . . . . . . . . . . . . . .            0                 0
   1,000 shares authorized, none issued
 Common stock, $4.69 par . . . . . . . . . . .   20,168,981        20,505,323
   20,000,000 shares authorized; shares
   issued and outstanding: 6/30/96: 4,302,716
                          12/31/95: 4,374,469
 Additional paid-in capital. . . . . . . . . .   18,001,282        17,897,900
 Retained earnings . . . . . . . . . . . . . .   33,648,561        33,505,657
 Unrealized gains in securities available
  for sale, net of  tax. . . . . . . . . . . .    4,569,782         7,051,935
                                               --------------    --------------
   Total stockholders' equity. . . . . . . . .   76,388,606        78,960,815
                                               --------------    --------------
   Total . . . . . . . . . . . . . . . . . . . $830,699,840      $818,697,283
                                               --------------    --------------
                                               --------------    --------------


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


                                                              FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                   ENDED JUNE 30               ENDED JUNE 30
                                                          ----------------------------  ----------------------------
                                                               1996           1995            1996        1995
                                                               ----           ----            ----        ----
INTEREST INCOME:
  Loans. . . . . . . . . . . . . . . . . . . . . . . .    $ 6,898,703    $ 6,641,702    $13,357,598    $13,286,526
  Securities:
    Taxable. . . . . . . . . . . . . . . . . . . . . .      5,729,645      6,009,625     11,031,387     12,043,657
    Tax exempt . . . . . . . . . . . . . . . . . . . .        435,559        681,469        879,585      1,521,894
  Interest-bearing deposits, Federal funds sold
    and other. . . . . . . . . . . . . . . . . . . . .         52,004        261,279        153,110        535,276
                                                          -------------  -------------  -------------  -------------
    Interest income. . . . . . . . . . . . . . . . . .     13,115,911     13,594,075     25,421,680     27,387,353
                                                          -------------  -------------  -------------  -------------
INTEREST EXPENSE:
  Deposits:
    Interest-bearing demand. . . . . . . . . . . . . .        456,045        443,328        905,041        847,197
    Savings. . . . . . . . . . . . . . . . . . . . . .      1,919,196      2,110,901      3,837,524      4,205,879
    Other time . . . . . . . . . . . . . . . . . . . .      3,671,501      3,341,811      7,360,060      6,412,055
  Short-term borrowings. . . . . . . . . . . . . . . .        106,830            964        108,987         36,959
  Notes payable. . . . . . . . . . . . . . . . . . . .        425,449        563,622        781,957      1,127,876
                                                          -------------  -------------  -------------  -------------
    Interest expense . . . . . . . . . . . . . . . . .      6,579,021      6,460,626     12,993,569     12,629,966
                                                          -------------  -------------  -------------  -------------
Net Interest Income. . . . . . . . . . . . . . . . . .      6,536,890      7,133,449     12,428,111     14,757,387
  Provision for loan losses. . . . . . . . . . . . . .              0         75,000              0        150,000
                                                          -------------  -------------  -------------  -------------
    Net interest income after provision
      for loan losses. . . . . . . . . . . . . . . . .      6,536,890      7,058,449     12,428,111     14,607,387
                                                          -------------  -------------  -------------  -------------
OTHER INCOME:
  Banking services and other . . . . . . . . . . . . .      1,175,590      1,101,151      2,389,360      2,550,347
  Trust services . . . . . . . . . . . . . . . . . . .        571,361        553,755      1,118,060      1,024,391
  Net securities gains (losses). . . . . . . . . . . .       (130,573)     3,450,348        133,149      4,265,161
                                                          -------------  -------------  -------------  -------------
    Other income . . . . . . . . . . . . . . . . . . .      1,616,378      5,105,254      3,640,569      7,839,899
                                                          -------------  -------------  -------------  -------------
OTHER EXPENSE:
  Salaries, profit sharing and other
    employee benefits. . . . . . . . . . . . . . . . .      3,020,669      2,936,280      6,031,989      5,903,671
  Occupancy. . . . . . . . . . . . . . . . . . . . . .        670,392      1,055,419      1,348,833      1,642,594
  Amortization of goodwill and other intangibles . . .        471,832        471,832        943,664        941,475
  Other expenses . . . . . . . . . . . . . . . . . . .      1,760,762      2,156,739      3,263,872      4,187,939
                                                          -------------  -------------  -------------  -------------
    Other expense. . . . . . . . . . . . . . . . . . .      5,923,655      6,620,270     11,588,358     12,675,679
                                                          -------------  -------------  -------------  -------------
Income before income taxes . . . . . . . . . . . . . .      2,229,613      5,543,433      4,480,322      9,771,607
  Provision for income taxes . . . . . . . . . . . . .         (8,000)       887,000        686,000      1,709,000
                                                          -------------  -------------  -------------  -------------
NET INCOME . . . . . . . . . . . . . . . . . . . . . .    $ 2,237,613    $ 4,656,433    $ 3,794,322    $ 8,062,607
                                                          -------------  -------------  -------------  -------------
                                                          -------------  -------------  -------------  -------------
WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING. . . . . . . . .      4,341,989      4,432,616      4,365,836      4,432,445

EARNINGS PER SHARE . . . . . . . . . . . . . . . . . .   $       0.51   $       1.05  $        0.87$       1.82


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


                                                                                 FOR THE SIX MONTHS
                                                                                    ENDED JUNE 30
                                                                       -----------------------------------
                                                                               1996                1995
                                                                               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    3,794,322      $    8,062,607
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .         703,905             613,396
      Amortization of goodwill and other intangibles . . . . . . . .         943,664             941,475
      Amortization of purchase accounting adjustments. . . . . . . .         138,574              18,132
      Discount accretion . . . . . . . . . . . . . . . . . . . . . .      (6,255,033)        (11,645,524)
      Premium amortization . . . . . . . . . . . . . . . . . . . . .         244,269             117,815
      Provision for loan losses. . . . . . . . . . . . . . . . . . .               0             150,000
      Gain on sale of securities . . . . . . . . . . . . . . . . . .        (133,149)         (4,265,899)
      Decrease (increase) in interest receivable . . . . . . . . . .      (5,063,458)            299,053
      Increase in interest payable . . . . . . . . . . . . . . . . .         275,749             179,905
      Decrease in other assets . . . . . . . . . . . . . . . . . . .         148,927           1,477,449
      Decrease in other liabilities. . . . . . . . . . . . . . . . .        (759,155)           (272,856)
      Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .        (123,161)            (17,762)
                                                                       ---------------     ---------------
          Total adjustments. . . . . . . . . . . . . . . . . . . . .      (9,878,868)        (12,404,816)
          Net cash used for operating activities . . . . . . . . . .      (6,084,546)         (4,342,209)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash portion of acquisition, net of cash acquired. . . . . . . . .               0         (14,799,803)
  Proceeds from sale of securities . . . . . . . . . . . . . . . . .   1,098,133,712       1,664,347,216
  Proceeds from maturities and paydowns of securities. . . . . . . .       4,441,370          18,450,558
  Purchase of securities . . . . . . . . . . . . . . . . . . . . . .  (1,096,953,320)     (1,662,312,651)
  Net decrease (increase) in interest-bearing deposits . . . . . . .        (713,489)          8,822,025
  Net loan principal (advanced) collected. . . . . . . . . . . . . .     (21,268,903)         14,743,390
  Premises and equipment expenditures. . . . . . . . . . . . . . . .      (2,047,220)           (730,754)
                                                                       ---------------     ---------------
          Net cash provided by (used for) investing activities . . .     (18,407,850)         28,519,981

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in total deposits . . . . . . . . . . . . . . . . . .      (7,791,829)        (27,807,913)
  Net increase (decrease) in short-term borrowings . . . . . . . . .      17,500,000          (3,800,000)
  Proceeds from  notes payable . . . . . . . . . . . . . . . . . . .      10,250,000          32,400,000
  Principal reductions of notes payable. . . . . . . . . . . . . . .      (4,900,000)        (13,700,000)
  Issuance of common stock . . . . . . . . . . . . . . . . . . . . .         132,285             417,215
  Purchase and retirement of common stock. . . . . . . . . . . . . .      (2,513,269)           (855,165)
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,705,418)         (2,562,860)
                                                                       ---------------     ---------------
          Net cash provided by (used for) financing activities . . .       9,971,769         (15,908,723)

  Net increase (decrease) in cash and cash equivalents . . . . . . .     (14,520,627)          8,269,049
  Cash and cash equivalents at beginning of period . . . . . . . . .      41,372,616          20,265,069
                                                                       ---------------     ---------------
  Cash and cash equivalents at end of period . . . . . . . . . . . .  $   26,851,989      $   28,534,118
                                                                       ---------------     ---------------
                                                                       ---------------     ---------------
CASH PAID DURING PERIOD FOR:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   12,717,820      $   12,450,061
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .         816,000             835,000


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


             NET INCOME - SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Consolidated net income was $3,794,000, or $0.87 per share, on a fully diluted basis for the six months ended June 30, 1996, compared to the $8,063,000, or $1.82 per share, earned in the first six months of 1995. The annualized return on average assets was 0.94% for the first six months of 1996 and 1.98% for the first six months of 1995. For each period, the return on average equity was 10.7% and 23.8%, respectively. Return on average assets and equity for the same periods, calculated using the effects of SFAS No. 115, would not be materially different.

    The primary factors for lower earnings were twofold. Net interest income decreased 16% compared to the same period one year ago, with a corresponding decrease in the net interest margin from 4.19% to 3.49% for the same periods. Low interest rates, the relatively level yield curve and the high level of Pinnacle's U. S. Government Securities have continued to put pressure on the net interest margin. Securities gains were $133,000 compared with $4,265,000 of the same period a year ago, also the product of a relatively flat yield curve.

    Other income, excluding net securities gains, decreased 2% compared with the same period of 1995. Other expenses decreased 9%, more than offsetting the decrease in other income.

NET INTEREST INCOME

    The primary component of Pinnacle's consolidated earnings is net interest income, or the difference between interest income on earning assets and interest paid on supporting liabilities. The net interest margin is net interest income expressed as a percentage of average earning assets. Pinnacle's earning assets consist of loans, securities, interest-bearing deposits at financial institutions and Federal funds sold. Supporting liabilities primarily consist of deposits, Federal funds purchased and Pinnacle's notes payable. A portion of Pinnacle's interest income is earned on tax exempt investments such as state and municipal bonds. In an effort to state this tax exempt income and its resultant yields on a basis comparable to all other taxable investments, an adjustment is made to analyze this income on a taxable equivalent basis.

    During the first six months of 1996, Pinnacle's average earning assets were $741,451,000, a 1% decrease from the comparable period of the previous year.
The net interest margin for the first six months of 1996 was 3.49%, down from 4.19% of the same period a year ago. Net interest income on a fully taxable equivalent basis was $12,940,000 for the first six months of 1996, or 17% lower than the comparable period in 1995. Actual net interest income decreased 16% as the result of the decrease in the net interest margin and the decrease in average earning assets.

    The yield earned on total earning assets was 7.00% for the first six months of 1996 compared to 7.57% for the same period of 1995. The decrease resulted from a lower level of yields earned on interest-bearing deposits and Federal funds sold and taxable securities in the first six months of 1996 compared with the first six months of 1995. The average rate earned on interest-bearing deposits and Federal funds sold decreased 22 basis points to 5.12% from the first six months of 1995. This decrease was the result of the general decrease in the interest rates earned on overnight deposits as well as the run-off of higher earning interest-bearing deposits received through the acquisition of Acorn Financial Corp ("AFC"). The average rate on taxable securities was 5.58% for the first six months of 1996 compared with 6.45% for the first six months of 1995. The decrease in the yield on taxable securities was a result of reinvestment of U.
S. Government securities at rates lower than a year ago. The average volume of taxable securities increased $21,614,000 in the comparable period. The average rate on non-taxable securities increased by 30 basis points. This increase was the result of the sale in the first six months of 1995 of certain tax-exempt securities obtained in the AFC, together with the reduction in the calls and maturities of high-yielding zero coupon bonds which also occurred in 1995. The volume in this category decreased $16,490,000, with the offset in taxable securities and loans. The rate earned on loans decreased slightly due to the competitive pressures of both the commercial and mortgage markets. Offsetting the slight reduction in the rate earned on loans was the increase in the average volume by $5,000,000. Total interest income, on a fully taxable equivalent basis, decreased $2,295,000 due to both the decrease in yields and earning assets.

    The average cost of interest-bearing liabilities increased 18 basis points to 4.08% from 3.90% paid in the first six months of 1995. The average rate paid on interest-bearing demand deposits and savings deposits decreased 7 basis points while rates paid on money market deposits increased 50 basis points. Pinnacle has taken action at appropriate intervals to adjust the rates on all deposits to not only keep them in line with market rates, but to meet the needs of its particular customer bases. For example, two of the subsidiary banks have added a third level of interest rates for certain of its high-balance money market customers. This move was done to avert the move of these customers to money market mutual funds. The average rate paid on other time deposits has increased 41 basis points. Rates have remained relatively flat on time deposits for 1996; however, the effect of management's increases in rates paid on longer-term time deposits in previous years are continuing to add to the increased rate paid. The increase in rates paid on other time deposits in previous quarters has also caused customers to switch their savings deposits into other time deposits, as evidenced by the decrease in savings deposits and the corresponding increase in the average balance of other time deposits.

    The average rate paid on short-term borrowings increased 12 basis points, while the average balance increased $2,591,000. Increases or decreases in the average balance of this category fluctuate due to Pinnacle's subsidiary banks' daily liquidity needs. The average balance in Pinnacle's notes payable increased $5,990,000; while the rate paid decreased 94 basis points. This decrease was due to lower rates in indices (Prime or LIBOR) which is the interest basis the notes payable are tied.

    Although the average balance in interest-paying liabilities has decreased since the first six months of 1995 and rates have increased only slightly, the shift of deposits to higher paying deposit categories has resulted in interest expense being $364,000 higher in the first six months of 1996 compared to the same period of 1995.

    A detailed Analysis of Net Interest Income for the six and three month periods ended June 30, 1996 and 1995 is included on Pages 15 and 16.

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

    There was no provision for loan losses in the first six months of 1996, compared to $150,000 for the first six months of 1995. In the fourth quarter of 1995, Pinnacle reversed the provision for loan losses made in the first six months due to several factors, including the level of allowance for possible loan losses to total loans, which has been steadily increasing for the last five years, management's assessment of the overall adequacy for allowance for loan losses, as well as the downward trend of net charge-offs to loans. Pinnacle had net recoveries of $38,000 in the first six months of 1996 compared to net recoveries of $55,000 in 1995. The allowance for loan losses was $6,061,000, or 1.83% of total loans, at June 30, 1996, compared to 1.95% at December 31, 1995.

    Total nonperforming assets totalled $7,242,000 at June 30, 1996, a decrease of $1,057,000, over the $8,299,000 at December 31, 1995. Non-performing assets consisted of $4,708,000 in non-accrual loans, $1,436,000 in loans past due greater than 90 days and still accruing, $884,000 in restructured loans, and $214,000 in other real estate owned. Investment in impaired loans as defined by management totalled $5,030,000 at quarter end, with $3,626,000 in commercial loans and the remaining balance in real estate loans. All are included in the above total nonperforming assets amount.

NONINTEREST INCOME AND EXPENSE

    The major components of Pinnacle's noninterest income consist of service charges on deposit accounts and other banking income, trust fees and net gains or losses on the sale of securities. Fees on banking services and other income were $2,389,000 for the six months ended June 30, 1996 compared to $2,550,000 in the same period of 1995. Income on the sale of non-deposit type products increased $105,000 from 1995, while in 1995 there was a gain on the sale of an installment note of approximately $319,000. Trust fees increased 9% on a period-to-period basis. Total trust assets under management amounted to $259,000,000 at June 30, 1996, or a 14% increase of a year ago.

    Gains on the sale of securities, on a pre-tax basis, were $133,000 for the first six months of 1996 compared to net gains of $4,265,000 in the same period of 1995. The net gains in 1996 are related to the sales in Pinnacle's U. S. Government securities portfolio. The gains in 1995 related to the sale of U. S. Government securities as well as the sale of an equity security and sale of securities acquired through the purchase of AFC in 1995.

    Security sales relating to Pinnacle's U. S. Government securities portfolio are made as part of Pinnacle's disciplined portfolio funds management system. The timing of these sales and the determination of the acceptable maturity for the reinvestment of the proceeds is made dependent on the slope of the yield curve and on management's assessment of the acceptable interest rate risk for Pinnacle. The use of the securities portfolio to manage interest rate risk is especially crucial to Pinnacle because of the fact its loan to asset ratio is an unusually low 40%. This results in a securities portfolio significantly larger than comparable financial institutions.

    Management has always viewed the gains recorded on this program as closely related to its net interest income as opposed to one-time security gains or losses. Accordingly, since implementation of the program, the yield on Pinnacle's U. S. Government portfolio has outperformed the U. S. Treasury yield by 31 basis points and by including the net gains since inception of the program, the total yield is 137 basis points higher than the same Index. For the first six months of 1996, due to the relative flatness of the yield curve, the portfolio has only outperformed the Index by 14 basis points and by including the net gain, by 22 basis points.

    Noninterest expense decreased 9% for the first six months of 1996 compared to the same period last year. Employee compensation and benefits increased 2% due to normal raises. Occupancy expense decreased 18%, primarily due to a $434,000 write-off of a branch building demolished in the first six months of 1995. Offsetting that reduction was the increase in real estate taxes and depreciation for the new building built to replace the demolished branch. Other expenses decreased 22% due to several factors; including lower data processing costs of $200,000 as conversion costs were included in the 1995 expenses and the reduction of FDIC insurance premiums of almost $700,000 due to the recapitalization of the BIF insurance fund. A refund of Pinnacle's overpayment of FDIC insurance premiums was received in the third quarter of 1995.

INCOME TAXES

    Pinnacle's Federal income tax return is prepared on a consolidated basis including the accounts of its subsidiary banks. The provision for income taxes was $686,000 for the first six months of 1996 compared with a provision of $1,709,000 for the first six months of 1995. The lower provision for taxes in the first six months of 1996 was primarily the result of lower pre-tax income in the first six months of 1996, versus the higher pre-tax income in the same period of 1995.

            NET INCOME - THREE MONTHS ENDED JUNE 30, 1996 AND 1995

    Consolidated net income was $2,238,000, or $0.51 per share, on a fully diluted basis for the three months ended June 30, 1996 (the "second quarter"), compared to $4,656,000, or $1.05 per share, earned in the second quarter of 1995. The annualized return on average assets was 1.12% for the second quarter of 1996 and 2.30% for the second quarter of 1995. For each period, the return on average equity was 12.9% and 26.8%, respectively.

    The decrease in net income was primarily the product of a decrease in net interest income and the net gains recorded on sales of securities during the period. Net interest income decreased $596,000, or 8%. Net securities losses of $(130,000) were recorded in the second quarter compared to net gains of $3,450,000 for the same period a year ago. Other income, exclusive of securities transactions, increased $92,000, or 6%. Other expense decreased $697,000, or 11%.

NET INTEREST INCOME

    During the second quarter of 1996, Pinnacle's average earning assets were $746,082,000 consistent with the comparable period of the previous year. The net interest margin of the second quarter of 1996 was 3.64% compared to 4.04% for 1995. Net interest income on a fully taxable equivalent basis was $6,797,000 for the second quarter of 1996, or 9% lower than the comparable period in 1995. Actual net interest income decreased 8%.

    The yield earned on total earning assets was 7.17% for the second quarter of 1996 compared to 7.52% for the same period of 1995. The decrease resulted primarily from the decrease in the yields earned on interest-bearing deposits, as well as taxable and nontaxable securities. The yield on interest-bearing deposits dropped 45 basis points while the average balance decreased 78% as interest-bearing deposits acquired from AFC matured and the balances in Federal funds sold dropped due to the increase in the taxable securities and loan categories. While the average balance of taxable securities increased $14,491,000, the rate earned dropped 51 basis points due to lower rates earned on U. S. Government securities. The average balance in loans increased $13,766,000. Although the yield earned on loans increased slightly from period-to-period, loans earn a higher yield than taxable securities and thus somewhat offset the drop on other interest-earning categories. Total interest income, on a fully taxable equivalent basis decreased $583,000.

    The average cost of interest-bearing liabilities increased only by 5 basis points to 4.09% from the 4.04% paid in the second quarter of 1995. The average rates paid on interest-bearing demand deposits and savings deposits dropped 14 basis points, money market deposits increased 48 basis points (primarily as a result of the new higher-rate money market account), and other time deposits increased 16 basis points.

PROVISION FOR LOAN LOSSES

    There was no provision for loan losses for the second quarter of 1996, compared to $75,000 for the second quarter of 1995. As previously mentioned, this provision was reversed in the fourth quarter of 1995. Pinnacle had net recoveries of $20,000 in 1996 compared to net recoveries of $3,000 in 1995.

NONINTEREST INCOME AND EXPENSE

    Fees on banking services and other income were $1,176,000 for the three months ended June 30, 1996 compared to $1,101,000 in the same period of 1995, an increase of 7% due primarily to the increase on fees earned on sales of non-deposit products. Trust fees increased 3% to $571,000.

    On a pre-tax basis, net losses on the sale of securities were $(130,000) for the second quarter of 1996 compared to net gains on the sale of securities of $3,450,000 in the same period of 1995. The net losses in the second quarter of 1996 consisted of gross losses of $130,000. The net gains realized in the second quarter of 1995 consisted of gross gains of $3,463,000 and gross losses of $13,000.

    Almost all of the net securities losses recorded by Pinnacle in the second quarter of 1996 related to its U. S. Government securities portfolio. Sales of these securities resulted in net securities losses of $124,000 recorded in the second quarter of 1996 and $3,049,000 of net gains recorded in the second quarter of 1995.

    Noninterest expense decreased 11% due to certain nonrecurring costs of a data processing conversion completed in the second quarter of 1995, a $434,000 charge to earnings was taken for the write-off and destruction of an old branch building in 1995, and reduced FDIC insurance premiums.

INCOME TAXES

    The provision for income taxes was a benefit of $(8,000) for the second quarter of 1996 compared with a provision of $887,000 for the same period a year ago, resulting from lower pre-tax income and adjustments to tax bases of certain assets of Pinnacle.

                                 BALANCE SHEET

    Total consolidated assets were $830,700,000 at June 30, 1996, or a 1% increase from year-end 1995.

    Pinnacle's securities portfolio is its most significant balance sheet asset. Total securities were $426,207,000 at June 30, 1996 and consisted of U.
S. Government securities amounting to $369,332,000, mortgage-backed securities and CMO's of $8,884,000, state and municipal bonds of $24,152,000, and corporate and other securities of $23,839,000. The total securities outstanding at June 30, 1996 remained the same from year-end 1995 and retained relatively the same mix.

    U. S. Government securities amounted to $369,332,000 or 44% of assets at June 30, 1996. The average remaining maturity of these securities was approximately twenty-one months. U. S. Government securities are part of Pinnacle's term taxable securities strategy which has been designed to manage Pinnacle's interest rate risk and to take advantage of the slope in the yield curve. The decision to undertake intermittent sales of these securities is based on management's assessment of economic conditions. For example, management will undertake sales of securities based on the slope of the yield curve and its determination that the reinvestment of the proceeds into a longer or shorter term security is an acceptable alternative given management's assessment of interest rate risk. At June 30, 1996, U. S. Government securities had gross unrealized losses of $(801,000) on a pre-tax basis.

    Other securities held by Pinnacle, amounting to $56,875,000 at June 30, 1996, consisted of mortgage-backed, CMO's, state and municipal, and corporate and equity securities. At quarter end, these securities had gross unrealized gains of $8,584,000 and gross unrealized losses of $(487,000) on a pre-tax basis. Currently, Pinnacle is not using any derivatives for hedging or other purposes.

    Total loans amounted to $330,978,000 at June 30, 1996, up 7% from year-end 1995. The increase is part of a strategic effort on management's part to increase the loan portfolio without sacrificing credit quality of the portfolio. The increase was in commercial loans, which increased 12% or approximately $10,400,000 and residential real estate loans which increased 6% or approximately $8,600,000. At June 30, 1996, 29% of the loans were commercial, real estate loans amounted to 56%, and installment loans were 15% of the portfolio. Pinnacle's loan to asset ratio was 40% at June 30, 1996.

    Goodwill and other intangibles amounted to $18,234,000, or 24% of stockholders' equity at June 30, 1996.

    Total deposits were $705,013,000 at June 30, 1996, or 1% lower than year-end 1995. The decrease in deposits was primarily in transaction accounts, including both noninterest-bearing and interest-bearing demand of approximately $5,400,000, which balances fluctuate based on customer needs and are not as rate sensitive as savings and time deposits. There was also an approximate $5,900,000 drop in savings deposits. Offsetting the drop in savings deposits was an increase in other time deposits of approximately $3,400,000. Management believes the drop in savings deposits is the result of the customers attempting to earn higher rates by moving to non-bank and special term deposits at other financial institutions or brokerage-type companies. Changing demographics of certain of the banking center locations has also led to the shift and loss of deposits. Management continues to take an active role to increase and maintain interest rates on deposits and provide products to reduce the disintermediation of funds. As evidenced by the shift in deposits to other time deposits, customers are more willing to commit their funds to defined periods of time; Pinnacle's rates and new deposit products are not only attracting new customers, but maintaining existing customers. At June 30, 1996, the percentage of total deposits for each category were: Noninterest-bearing deposits, 13%; Interest-bearing demand deposits, 12%; Savings accounts (including money market accounts), 36%; and Other time deposits, 39%.

    Pinnacle's notes payable were $25,950,000 at June 30, 1996. Outstandings consist of $18,000,000 remaining on the note used to purchase AFC, and $7,950,000 drawn on Pinnacle's revolving line which is used for purchasing equity securities and other corporate needs. At year-end 1995, outstandings consisted of $20,000,000 on the AFC note and $600,000 drawn on the revolving line.

                               CAPITAL RESOURCES

    Total stockholders' equity of Pinnacle was $76,389,000 at June 30, 1996 and $78,961,000 at December 31, 1995. The ratio of equity to assets was 9.20% and 9.64% at each period end, respectively.

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

    The following table provides an analysis of the minimum capital requirements (as defined), ratios and the excess over the minimum which Pinnacle holds as capital as of June 30, 1996, in thousands (except percentages).

                             MINIMUM   MINIMUM                       EXCESS
                             REQUIRED  REQUIRED  ACTUAL    ACTUAL     OVER
                             RATIO     AMOUNT    RATIO     AMOUNT    MINIMUM

Leverage Capital . . . .      3.00%    $24,237    6.60%    $53,585   $29,348
Risk-based Capital:
   Tier One. . . . . . .      4.00      13,410   15.98      53,585    40,175
   Total (Tier Two). . .      8.00      26,821   17.24      57,799    30,978


    At December 31, 1995, Pinnacle's total risk-based capital ratio was 18.09%.


    In addition, each of Pinnacle's subsidiary banks must meet similar minimum capital requirements as prescribed by Federal and state banking regulatory authorities. At June 30, 1996, Pinnacle and each of its subsidiary banks was in compliance with the current capital guidelines and are considered "well-capitalized" under regulatory standards.

    Book value per share was $17.75 at June 30, 1996 compared to $18.05 at December 31, 1995. Dividends amounting to $0.62 per share were paid in the first six months of 1996.

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

    Pinnacle's cash flows are comprised of three general types. Cash flows from operating activities are primarily Pinnacle's net income, adjusted for non-cash items. Cash flows from investing activities consist of loans made to and collected from customers; and purchases, sales and maturities of securities available for sale. Cash flows from financing activities are determined by Pinnacle's deposit base and from Pinnacle's ability to borrow and repay debt and issue or repurchase stock. For the six months ended June 30, 1996, cash flows were generated primarily from a $17,500,000 increase in short-term borrowings and net proceeds from notes payable of $5,350,000. Cash flow uses and needs included a $7,800,000 decrease in deposits; a $21,300,000 net loan principal advanced, and $2,700,000 to pay dividends. Pinnacle's net cash position decreased $14,500,000 with the decrease primarily in Federal funds sold of $12,150,000 and the remainder in cash and due from banks.

    Pinnacle's subsidiary banks have a relatively stable base of deposits and any increased loan demand can be sufficiently funded without a material change in its balance sheet. Pinnacle's corporate strategy includes profitable acquisitions. Certain acquisitions could be funded with debt. Reductions of debt would be made from Pinnacle's earnings.

    At June 30, 1996, Pinnacle had a line of credit of $10,000,000 with an unaffiliated bank from which $7,950,000 had been drawn. The remaining outstanding of $18,000,000 is related to the AFC acquisition and is secured by the stock of Pinnacle's subsidiary banks.

    Regulatory requirements exist which influence Pinnacle's liquidity and cash flow needs. These requirements include the maintenance of satisfactory capital ratios on a consolidated and subsidiary bank basis, restrictions on the amount of dividends which a subsidiary bank may pay and reserve requirements with the Federal Reserve Bank. Based on these restrictions, at July 1, 1996, bank subsidiaries could have declared approximately $2,563,000 in dividends without requesting approval of the applicable Federal or State regulatory agency. In addition, Pinnacle has made loan commitments which could result in increased cash flow requirements for loans. Management is of the opinion that these regulatory requirements and loan commitments will not have a significant impact on the liquidity of Pinnacle. Management is also not aware of any known trends, events or uncertainties that will have, or that are reasonably likely to have, a material effect on Pinnacle except the pending acquisition of Financial Security, as previously discussed in the Notes to Consolidated Financial Statements. Management is also not aware of any current recommendations by the regulatory authorities which, if implemented, would have an adverse material effect on Pinnacle. There are several issues which have been pending before Congress, including recapitalization of the SAIF fund, and the elimination of the Thrift Charter. The recapitalization of the SAIF fund is currently estimated to cost Pinnacle approximately $1,000,000 on a pre-tax basis, but could change materially upon settlement of the issue before Congress.

ANALYSIS OF NET INTEREST INCOME
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)


                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                   JUNE 30, 1996                     JUNE 30, 1996
                                                          -----------------------------      ----------------------------
                                                            AVERAGE                             AVERAGE
                                                            BALANCE  INTEREST     RATE         BALANCE   INTEREST   RATE
                                                          --------   --------    ------      ----------  --------  ------
 ASSETS:
   Interest-earning assets:
     Interest-bearing deposits and Federal funds sold.    $  3,996   $     53      5.31%      $   6,015   $   154    5.12%
     Taxable securities. . . . . . . . . . . . . . . .     396,480      5,729      5.78         395,190    11,031    5.58
     Nontaxable securities . . . . . . . . . . . . . .      21,856        673     12.32          22,113     1,346   12.17
     Loans . . . . . . . . . . . . . . . . . . . . . .     323,750      6,921      8.55         318,133    13,403    8.43
                                                          --------   --------    ------       ---------   -------  ------
       Total interest-earning assets . . . . . . . . .     746,082     13,376      7.17         741,451    25,934    7.00
   Noninterest-earning assets:
     Cash and due from banks . . . . . . . . . . . . .      24,254                              23,965
     Allowance for loan losses . . . . . . . . . . . .      (6,069)                             (6,050)
     Other assets. . . . . . . . . . . . . . . . . . .      46,449                              45,777
                                                          --------                            --------
       Total assets. . . . . . . . . . . . . . . . . .    $810,716                            $805,143
                                                          --------                            --------
                                                          --------                            --------


 LIABILITIES AND STOCKHOLDERS' EQUITY:
   Interest-bearing liabilities:
     Interest-bearing demand deposits. . . . . . . . .    $ 88,634     $  456      2.06%      $ 88,416    $   905    2.05%
     Savings deposits. . . . . . . . . . . . . . . . .     205,677      1,514      2.94        206,886      3,070    2.97
     Money market deposits . . . . . . . . . . . . . .      47,014        406      3.45         45,818        768    3.35
     Other time deposits . . . . . . . . . . . . . . .     270,948      3,671      5.42        270,657      7,360    5.44
     Short-term borrowings . . . . . . . . . . . . . .       7,700        107      5.56          3,912        109    5.57
     Notes payable . . . . . . . . . . . . . . . . . .      23,384        425      7.27         21,549        782    7.26
                                                          --------   --------    ------      ---------    -------  ------
       Total interest-bearing liabilities. . . . . . .     643,357      6,579      4.09        637,238     12,994    4.08
   Noninterest-bearing liabilities:
     Demand deposits . . . . . . . . . . . . . . . . .      90,649                              90,441
     Other liabilities . . . . . . . . . . . . . . . .       6,812                               6,811
     Stockholders' equity. . . . . . . . . . . . . . .      69,898                              70,653
                                                          --------                            --------
       Total liabilities and stockholders' equity. . .    $810,716                            $805,143
                                                          --------                            --------
                                                          --------                            --------
 Net interest income and margin. . . . . . . . . . . .                 $6,797      3.64%                  $12,940    3.49%
                                                                     --------    ------                   -------  ------
                                                                     --------    ------                   -------  ------



Interest income is adjusted to taxable equivalents for the tax-exempt assets based upon a Federal income tax rate of 34% for 1996. The fully taxable equivalent adjustment to interest income for the three and six months ended June 30, 1996 was $260 and $512, respectively. The average balance on nonaccrual loans is included in the total loans category. The average balances do not include the effects of SFAS No. 115.

ANALYSIS OF NET INTEREST INCOME
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)


                                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30, 1995                       JUNE 30, 1995
                                                          ----------------------------        ----------------------------
                                                           AVERAGE                             AVERAGE
                                                           BALANCE  INTEREST      RATE         BALANCE  INTEREST     RATE
                                                          --------   -------     -----        --------  --------     -----
 ASSETS:
   Interest-earning assets:
     Interest-bearing deposits and Federal funds sold.    $ 18,185   $   262      5.76%       $ 20,034   $   535      5.34%
     Taxable securities. . . . . . . . . . . . . . . .     381,989     6,010      6.29         373,576    12,044      6.45
     Nontaxable securities . . . . . . . . . . . . . .      32,617     1,018     12.48          38,603     2,291     11.87
     Loans . . . . . . . . . . . . . . . . . . . . . .     309,984     6,669      8.61         313,267    13,359      8.53
                                                          --------   -------     -----        --------  --------     -----
       Total interest-earning assets . . . . . . . . .     742,775    13,959      7.52         745,480    28,229      7.57
   Noninterest-earning assets:
     Cash and due from banks . . . . . . . . . . . . .      24,201                              24,553
     Allowance for loan losses . . . . . . . . . . . .     (6,348)                             (6,294)
     Other assets. . . . . . . . . . . . . . . . . . .      50,892                              49,507
                                                          --------                            --------
       Total assets. . . . . . . . . . . . . . . . . .    $811,520                            $813,246
                                                          --------                            --------
                                                          --------                            --------


 LIABILITIES AND STOCKHOLDERS' EQUITY:
   Interest-bearing liabilities:
     Interest-bearing demand deposits. . . . . . . . .    $ 87,409    $  443      2.03%       $ 86,979   $   847      1.95%
     Savings deposits. . . . . . . . . . . . . . . . .     221,390     1,738      3.14         225,398     3,470      3.08
     Money market deposits . . . . . . . . . . . . . .      50,104       372      2.97          51,653       735      2.85
     Other time deposits . . . . . . . . . . . . . . .     253,919     3,342      5.26         254,725     6,412      5.03
     Short-term borrowings . . . . . . . . . . . . . .         -0-       -0-      0.00           1,321        36      5.45
     Notes payable . . . . . . . . . . . . . . . . . .      27,501       565      8.22          27,539     1,129      8.20
                                                          --------   -------     -----        --------  --------     -----
       Total interest-bearing liabilities. . . . . . .     640,323     6,460      4.04         647,615    12,629      3.90
   Noninterest-bearing liabilities:
     Demand deposits . . . . . . . . . . . . . . . . .      90,444                              90,259
     Other liabilities . . . . . . . . . . . . . . . .      11,121                               7,610
     Stockholders' equity. . . . . . . . . . . . . . .      69,632                              67,762
                                                          --------                            --------
       Total  liabilities and stockholders' equity . .    $811,520                            $813,246
                                                          --------                            --------
                                                          --------                            --------
 Net interest income and margin. . . . . . . . . . . .               $ 7,499      4.04%                  $15,600      4.19%
                                                                     -------     -----                  --------     -----
                                                                     -------     -----                  --------     -----



Interest income is adjusted to taxable equivalents for the tax-exempt assets based upon a Federal income tax rate of 34% for 1995. The fully taxable equivalent adjustment to interest income for the three and six months ended June 30, 1995 was $364 and $841, respectively. The average balance on nonaccrual loans is included in the total loans category. The average balances do not include the effects of SFAS No. 115.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  The following exhibit is filed as part of this Form 10-Q.


                     Description No. Under
         Exhibit          Item 601 of               Exhibit
         Number         Regulation S-K            Description
         ------         --------------            -----------

           1                 (20)                Report furnished
                                                 to securities
                                                 holders.  Second
                                                 Quarter Report.

          27                 (27)                Financial Data Schedule



    (b)  Reports on Form 8-K.

            A Form 8-K dated April 22, 1996 was filed by Pinnacle on April 29, 1996 to report the signing of a definitive agreement for the acquisition of Financial Security Corp. and its wholly-owned subsidiary, Security Federal Savings and Loan Association of Chicago, Illinois. A copy of the definitive agreement was included with the filing.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PINNACLE BANC GROUP, INC.


Dated: August 6, 1996                  By: /s/ John J. Gleason, Jr.
       --------------                      ---------------------------
                                           John J. Gleason, Jr.
                                           Director, Vice Chairman and
                                           Chief Executive Officer



                                       By: /s/ Sara J. Mikuta
                                           ----------------------------
                                           Sara J. Mikuta
                                           Chief Financial Officer

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