Form 10-Q
period 1996-09-30
PINNACLE BANC GROUP INC
filed 1996-11-07
CIK 827085

--------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the period ENDED SEPTEMBER 30, 1996

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

                                    (630) 574-3550
                                    --------------
                 (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes  [ X ]    No  [  ]


APPLICABLE ONLY TO CORPORATE ISSUERS:  As of November 4, 1996, the
                                       registrant had 5,159,658 shares
                                       outstanding of common stock,
                                       $4.69 par value.
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

    Presented on the following pages are the unaudited consolidated balance sheets of Pinnacle Banc Group, Inc. and subsidiaries ("Pinnacle") for September 30, 1996 and December 31, 1995, the related consolidated statements of income for the three and nine month periods ended September 30, 1996 and 1995, and the related consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995.

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

    Footnote disclosure has been made regarding the acquisition of Financial Security Corp. ("Financial Security") and its wholly-owned subsidiary, Security Federal Savings and Loan Association of Chicago, ("Security Federal") which was completed on September 30, 1996, and the adoption of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The remaining footnote disclosure has been omitted since it would substantially duplicate the disclosure contained in the latest audited financial statements of Pinnacle contained in the 1995 Annual Report to Shareholders.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES

                                                  SEPTEMBER 30  DECEMBER 31
                                                       1996         1995
                                                 --------------- -------------
ASSETS:
  Cash and due from banks. . . . . . . . . . .   $  25,236,517   $27,272,616
  Federal funds sold . . . . . . . . . . . . .               0    14,100,000
                                                 --------------- -------------
    Total cash and cash equivalents. . . . . .      25,236,517    41,372,616
  Interest-bearing deposits. . . . . . . . . .      34,664,880     2,725,891
  Securities:
    Available for sale . . . . . . . . . . . .     447,780,928   426,928,812
    (amortized cost:  9/30/96 - $439,299,000
                     12/31/95 - $418,637,000)
  Loans. . . . . . . . . . . . . . . . . . . .     522,408,459   309,599,860
  Less:  Allowance for loan losses . . . . . .      (8,893,098)   (6,023,011)
                                                 --------------- -------------
    Net loans. . . . . . . . . . . . . . . . .     513,515,361   303,576,849
  Premises and equipment . . . . . . . . . . .      18,025,149    15,565,402
  Goodwill and other intangibles . . . . . . .      26,298,642    19,177,420
  Other assets . . . . . . . . . . . . . . . .      29,838,033     9,350,293
                                                 --------------- -------------
    Total. . . . . . . . . . . . . . . . . . .  $1,095,359,510  $818,697,283
                                                 --------------- -------------
                                                 --------------- -------------

LIABILITIES:
  Demand deposits:
    Noninterest-bearing. . . . . . . . . . . .   $  96,881,472 $  96,714,490
    Interest-bearing . . . . . . . . . . . . .      89,275,092    89,230,444
  Savings deposits . . . . . . . . . . . . . .     302,412,554   257,793,601
  Other time deposits. . . . . . . . . . . . .     397,611,773   269,066,162
                                                 --------------- -------------
    Total deposits . . . . . . . . . . . . . .     886,180,891   712,804,697
  Short-term borrowings and FHLB advances. . .      45,950,000             0
  Notes payable. . . . . . . . . . . . . . . .      26,050,000    20,600,000
  Other liabilities. . . . . . . . . . . . . .      35,996,821     6,331,771
                                                 --------------- -------------
    Total liabilities. . . . . . . . . . . . .     994,177,712   739,736,468
                                                 --------------- -------------

STOCKHOLDERS' EQUITY:
  Preferred stock
    1,000 shares authorized, none issued . . .               0            0
  Common stock, $4.69 par. . . . . . . . . . .      24,185,897    20,505,323
    20,000,000 shares authorized; shares
    issued and outstanding:
                        9/30/96:   5,159,658
                       12/31/95:   4,374,469
  Additional paid-in capital . . . . . . . . .      37,978,742    17,897,900
  Retained earnings. . . . . . . . . . . . . .      33,499,219    33,505,657
  Unrealized gains in securities available
    for sale, net of tax . . . . . . . . . . .       5,517,940     7,051,935
                                                 --------------- -------------
    Total stockholders' equity . . . . . . . .     101,181,798    78,960,815
                                                 --------------- -------------
    Total. . . . . . . . . . . . . . . . . . .  $1,095,359,510  $818,697,283
                                                 --------------- -------------
                                                 --------------- -------------

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


                                                    FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
                                                ----------------------------  ----------------------------
                                                    1996           1995           1996           1995
                                                -------------  -------------  -------------   ------------
INTEREST INCOME:
  Loans. . . . . . . . . . . . . . . . . . .   $  7,065,964   $  6,509,653   $ 20,423,562    $19,796,179
  Securities:
    Taxable. . . . . . . . . . . . . . . . .      5,972,099      5,652,789     17,003,486     17,696,446
    Tax exempt . . . . . . . . . . . . . . .        435,235        592,361      1,314,820      2,114,255
  Interest-bearing deposits, Federal funds
    sold and other . . . . . . . . . . . . .         29,013        217,099        182,123        752,375
                                                -------------  -------------  -------------   ------------
    Interest income. . . . . . . . . . . . .     13,502,311     12,971,902     38,923,991     40,359,255
                                                -------------  -------------  -------------   ------------
INTEREST EXPENSE:
  Deposits:
    Interest-bearing demand. . . . . . . . .        460,118        429,666      1,365,159      1,276,863
    Savings. . . . . . . . . . . . . . . . .      1,952,671      2,087,554      5,790,195      6,293,433
    Other time . . . . . . . . . . . . . . .      3,794,752      3,556,322     11,154,812      9,968,377
  Short-term borrowings. . . . . . . . . . .        266,208          1,624        375,195         38,583
  Notes payable. . . . . . . . . . . . . . .        468,732        399,775      1,250,689      1,527,651
                                                -------------  -------------  -------------   ------------
    Interest expense . . . . . . . . . . . .      6,942,481      6,474,941     19,936,050     19,104,907
                                                -------------  -------------  -------------   ------------
Net Interest Income. . . . . . . . . . . . .      6,559,830      6,496,961     18,987,941     21,254,348
  Provision for loan losses. . . . . . . . .              0         75,000              0        225,000
                                                -------------  -------------  -------------   ------------
    Net interest income after provision
      for loan losses. . . . . . . . . . . .      6,559,830      6,421,961     18,987,941     21,029,348
                                                -------------  -------------  -------------   ------------
OTHER INCOME:
  Banking services and other . . . . . . . .      1,189,374      1,140,981      3,578,734      3,691,328
  Trust services . . . . . . . . . . . . . .        531,161        544,824      1,649,221      1,569,215
  Net securities gains (losses). . . . . . .         (1,128)       182,733        132,021      4,447,894
                                                -------------  -------------  -------------   ------------
    Other income . . . . . . . . . . . . . .      1,719,407      1,868,538      5,359,976      9,708,437
                                                -------------  -------------  -------------   ------------
OTHER EXPENSE:
  Salaries, profit sharing and other
    employee benefits. . . . . . . . . . . .      3,001,135      2,945,304      9,033,124      8,848,975
  Occupancy. . . . . . . . . . . . . . . . .        712,587        631,660      2,061,420      2,274,254
  Amortization of goodwill and other
    intangibles. . . . . . . . . . . . . . .        471,832        471,832      1,415,496      1,413,307
  Other operating expenses . . . . . . . . .      2,517,187      1,489,995      5,781,059      5,677,934
                                                -------------  -------------  -------------   ------------
    Other expense. . . . . . . . . . . . . .      6,702,741      5,538,791     18,291,099     18,214,470
                                                -------------  -------------  -------------   ------------
Income before income taxes . . . . . . . . .      1,576,496      2,751,708      6,056,818     12,523,315
  Provision for income taxes . . . . . . . .        392,000        729,000      1,078,000      2,438,000
                                                -------------  -------------  -------------   ------------
NET INCOME . . . . . . . . . . . . . . . . .   $  1,184,496   $  2,022,708   $  4,978,818    $10,085,315
                                                -------------  -------------  -------------   ------------
                                                -------------  -------------  -------------   ------------
WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING . . . .      4,323,540      4,410,166      4,349,136      4,424,942
EARNINGS PER SHARE . . . . . . . . . . . . .   $       0.27   $       0.46   $       1.14    $      2.28


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


                                                                           FOR THE NINE MONTHS
                                                                            ENDED SEPTEMBER 30
                                                                    --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                   1996                1995
                                                                        ----                ----
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .$     4,978,818      $   10,085,315
  Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation . . . . . . . . . . . . . . . . . . . . . . .      1,066,483             945,289
      Amortization of goodwill and other intangibles . . . . . .      1,415,496           1,413,307
      Amortization of purchase accounting adjustments. . . . . .        132,187              57,696
      Discount accretion . . . . . . . . . . . . . . . . . . . .     (6,573,430)        (17,123,938)
      Premium amortization . . . . . . . . . . . . . . . . . . .        274,374             190,548
      Provision for loan losses. . . . . . . . . . . . . . . . .              0             225,000
      Loss (gain) on sale of securities. . . . . . . . . . . . .       (132,021)         (4,447,894)
      Decrease (increase) in interest receivable . . . . . . . .       (147,353)            481,803
      Increase in interest payable . . . . . . . . . . . . . . .        558,218             106,229
      Decrease in other assets . . . . . . . . . . . . . . . . .        170,463           2,020,255
      Increase in other liabilities. . . . . . . . . . . . . . .     20,740,809             870,934
      Other, net . . . . . . . . . . . . . . . . . . . . . . . .       (488,923)            (74,388)
                                                                 ----------------    ----------------
          Total adjustments. . . . . . . . . . . . . . . . . . .     17,016,303         (15,335,159)
          Net cash provided by (used for) operating activities .     21,995,121          (5,249,844)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash portion of acquisition, net of cash acquired (Note) . . .    (19,050,375)        (14,799,803)
  Proceeds from sale of securities available for sale. . . . . .  1,098,133,712       2,735,907,226
  Proceeds from maturities and paydowns of securities
  available for sale . . . . . . . . . . . . . . . . . . . . . .      7,642,505          15,275,651
  Purchase of securities available for sale. . . . . . . . . . . (1,098,155,820)     (2,728,184,187)
  Net decrease in interest-bearing deposits. . . . . . . . . . .        749,157          11,992,879
  Net loan principal (advanced) collected. . . . . . . . . . . .    (36,238,519)         20,197,878
  Premises and equipment expenditures. . . . . . . . . . . . . .     (2,561,899)         (1,502,210)
                                                                 ----------------    ----------------
          Net cash provided by (used for) investing activities .    (49,481,239)         38,887,434
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in total deposits . . . . . . . . . . . . . . . .     (7,929,737)        (33,816,731)
  Net increase (decrease) in short-term borrowings . . . . . . .     20,250,000          (4,800,000)
  Proceeds from notes payable. . . . . . . . . . . . . . . . . .     12,650,000          33,000,000
  Principal reductions of notes payable. . . . . . . . . . . . .     (7,200,000)        (16,000,000)
  Issuance of common stock . . . . . . . . . . . . . . . . . . .        132,285             417,215
  Purchase and retirement of common stock. . . . . . . . . . . .     (2,513,269)         (1,153,681)
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . .     (4,039,260)         (3,840,810)
                                                                 ----------------    ----------------
        Net cash provided by (used for) financing activities . .     11,350,019         (26,194,007)
  Net increase (decrease) in cash and cash equivalents . . . . .    (16,136,099)          7,443,583
  Cash and cash equivalents at beginning of period . . . . . . .     41,372,616          20,265,069
                                                                 ----------------    ----------------
  Cash and cash equivalents at end of period . . . . . . . . . .$    25,236,517     $    27,708,652
                                                                 ----------------    ----------------
                                                                 ----------------    ----------------
CASH PAID DURING PERIOD FOR:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .$    19,489,894     $    18,998,678
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .        928,000           2,121,000


    NOTE: On September 30, 1996, Financial Security and its subsidiary, Security Federal, was purchased for a combination of stock and cash. The cash portion of the acquisition price was $20,140,091. At the date of purchase, the balance sheet of Financial Security included cash and cash equivalents of $1,089,716, resulting in a net cash position of $19,050,375. Shares totalling 856,942 were also issued in the transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


ACQUISITION:

    Effective September 30, 1996, Pinnacle completed the acquisition of Financial Security Corp., Chicago, Illinois ("Financial Security"), and its subsidiary, Security Federal Savings and Loan Association of Chicago, Illinois ("Security Federal"). The total purchase price was $44,755,757, common shares issued were 856,942 valued at $24,615,666, and the remainder was paid in cash totalling $20,140,091. Funds utilized to pay for the cash portion of the acquisition were obtained from funds on hand at Financial Security, a dividend from Security Federal, and borrowed from an unaffiliated bank.

    At the date of the purchase, Financial Security was liquidated and Security Federal remained a separate subsidiary of Pinnacle. As of the date of the purchase, Financial Security had total assets of approximately $250 million. Goodwill, based on management's estimates of fair value of assets acquired and liabilities assumed, approximates $8.6 million which will be amortized over 15 years. Fair value appraisals and determination of termination benefits are being updated and will be adjusted, if necessary, when received. Management does not anticipate material changes to the above goodwill amount.

    This transaction is being accounted for using the purchase method of accounting and, accordingly, the excess of the aggregate purchase price over the fair value of the net assets acquired consisted of goodwill. Because the acquisition occurred at September 30, 1996, no income effect of Security Federal is included in Pinnacle's results of operations for the first nine months of 1996.

    The following unaudited results of operations reflect the acquisition of Financial Security as if the acquisition had occurred at the beginning of 1995 (in thousands, except per share amounts):

                                                      FOR THE NINE
                                                      MONTHS ENDED
                                                      ------------
                                                          1996
                                                      ------------
Net interest income                                      $24,117
Provision for loan losses                                  1,350
                                                      ------------
Net interest income after provision for loan losses       22,767
Net income                                                 2,053
Net income per share                                        0.39

LONG-LIVED ASSETS:

    On January 1, 1996, Pinnacle adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The standard requires evaluation of impairment of long-lived assets to be reviewed when indicators of impairment are present. Indicators of impairment include, but are not limited to, a significant decrease in the market value of an asset; a significant change in the manner an asset is used; or a significant adverse change in legal, business or regulatory factors which affect the ability to use the asset. The fair value of the long-lived assets is compared to the carrying value, and any impairment is recorded in current earnings. Currently, there are no indicators present to warrant any evaluation of the impairment of Pinnacle's long-lived assets and, thus, there is no effect of the adoption of this standard on the financial position and results of operations of Pinnacle.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              NET INCOME - NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Consolidated net income was $4,979,000, or $1.14 per share, on a fully diluted basis for the nine months ended September 30, 1996, compared to the $10,085,000, or $2.28 per share, earned in the first nine months of 1995. The annualized return on average assets was 0.81% for the first nine months of 1996 and 1.66% for the first nine months of 1995. For each period, the return on average equity was 9.4% and 19.6%, respectively. The return on average assets and equity for the same periods, calculated using the effects of SFAS No. 115 would not be materially different.

    The decrease in earnings for the first nine months of 1996 was due to $132,000 of net securities gains recorded compared to $4,448,000 recorded in the first nine months of 1995. Net interest income also decreased 11%, primarily as a result of the lower yields earned on taxable securities and higher interest costs.

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

    During the first nine months of 1996, Pinnacle's average earning assets were $747,915,000, a 1% increase from the comparable period of the previous year. Security Federal's average assets are not included in Pinnacle's balances since the acquisition closed at the end of quarter and their effect would not be significant. The net interest margin for the first nine months of 1996 was 3.52%, down 67 basis points from 4.19% of a year ago. Net interest income on a fully taxable equivalent basis was $19,732,000 for the first nine months of 1996, down 12% from the comparable period in 1995. Actual net interest income decreased 11% from a year ago.

    The yield earned on total earning assets was 7.07% for the first nine months of 1996 compared to 7.44% for the same period of 1995. The decrease resulted primarily from the lower level of yields earned on taxable securities as well as interest bearing deposits in the first nine months of 1996 compared with the first nine months of 1995. The average rate earned on interest-bearing deposits and Federal funds sold was 5.14%, down 26 basis points from 5.40% of a year ago. This decrease was the result of lower rates earned on overnight deposits and the maturity of higher-yielding interest-bearing deposits. The average rate on taxable securities decreased 55 basis points from 6.28% for the first nine months of 1995 to 5.73% for the same period in 1996. The decrease in yield on taxable securities was primarily the result of the decrease in rates earned on U. S. Treasury securities whose yield decreased from 6.03% in 1995 to 5.67% in 1996. Average balances in taxable securities increased $20,388,000; however, interest income declined as this increase was more than offset by the decrease in yields on taxable securities. The yield on nontaxable securities increased 92 basis points to 12.05% for the first nine months in 1996, compared to 11.13% earned for the same period in 1995.

This increase was the result of the sale in the first six months of 1995 of certain tax-exempt securities obtained in the 1995 acquisition of Acorn Financial Corp ("AFC") and the reduction in the calls and maturities of high-yielding zero coupon bonds which also occurred in 1995. The volume in this category decreased $16,238,000 with the offsetting increase in taxable securities. The rate earned on loans decreased 12 basis points due to the reduction in the prime rate and competitive pressures in both the commercial and mortgage markets. Offsetting the slight reduction in the rate earned on loans was the increase in the average volume by $15,050,000. Total interest income on a fully taxable equivalent basis decreased $1,878,000. This decrease, while primarily a result of lower yields earned on earning assets, is tempered by the increase in average earning assets of $5,418,000. Interest income on a fully taxable equivalent basis has increased each quarter in 1996, due to the growth in average earning assets.

    The average cost of interest-bearing liabilities has increased 17 basis points to 4.12% from 3.95% paid in the first nine months of 1995. The average rate paid on interest-bearing demand deposits and savings deposits has decreased 9 basis points. These deposit categories are considered core deposit categories and are less susceptible to market and rate changes. The interest rate paid on money market deposits increased 52 basis points. Pinnacle has taken action at appropriate intervals to adjust the rates paid on all deposits to not only keep them in line with market rates, but to meet the needs of its particular customer bases. For example, two of the subsidiary banks have added a third level of interest rates for certain of its high balance money market customers, thus the increase in that rate category. The average rate paid on other time deposits has increased 30 basis points. Rates have remained relatively flat on time deposits for 1996; however, the effect of management's increases in rates paid on longer-term time deposits in previous years are continuing to add to the increased rate paid. The increase in rates paid on other time deposits in previous quarters has also caused customers to switch their savings deposits into other time deposits, as evidenced by the decrease in savings deposits and the corresponding increase in the average balance of other time deposits.

    The average rate paid on short-term borrowings decreased 23 basis points due to decreased market rates in this category from a year ago. The average balance increased $7,913,000, primarily due to increased loan demand. The average rate paid for Pinnacle's notes payable decreased 59 basis points. The decrease was due to lower rates in indices (prime or LIBOR) which are the interest rate bases to which the notes payable are tied. Average notes payable balances decreased $2,903,000 due to payments on acquisition debt and varying cash needs of the parent company.

    Interest expense for the first nine months of 1996 has increased $832,000 compared to the same period of 1995. An increase in the average interest-bearing liabilities balance of $1,913,000 and the shift of deposits to higher paying deposit categories has resulted in the increase.

    A detailed Analysis of Net Interest Income for the three and nine month periods ended September 30, 1996 and 1995 is included on Pages 15 and 16.

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

    There was no provision for loan losses in the first nine months of 1996, compared to $225,000 for the first nine months of 1995. In the fourth quarter of 1995, Pinnacle reversed the provision for loan losses made in the first nine months due to several factors, including the level of allowance for possible loan losses to total loans, which has been steadily increasing for the last five years, management's assessment of the overall adequacy for allowance for loans losses, as well as the downward trend of net charge-offs to loans. Pinnacle had net recoveries of $76,000 for the first nine months of 1996 compared to net recoveries of $123,000 in 1995. The allowance for loan losses was $8,893,000, or 1.70% of total loans, at September 30, 1996, compared to 1.95% at December 31, 1995.

    Total nonperforming assets totalled $13,541,000 at September 30, 1996, an increase of $5,242,000 over the December 31, 1995 balance of $8,299,000. The increase was due to the acquisition of Security Federal whose nonperforming assets totalled $6,562,000. At quarter end, Security Federal had loans, primarily real estate, of $176,402,000 and an allowance for possible loan losses of $2,794,000, or 1.58% of loans. A provision for loan losses of $1,350,000 was made by Security Federal in the first nine months of 1996, not included in Pinnacle's earnings, to cover problem loans known to Pinnacle's management through its due diligence process. Nonperforming assets of Pinnacle consisted of $9,309,000 in non-accrual loans, $1,073,000 in loans past due greater than 90 days and still accruing, $1,355,000 in restructured loans, and $1,804,000 in other real estate owned. Absent the effect of Security Federal, Pinnacle's nonperforming loans decreased $1,320,000, with the decrease primarily in past due 90 days or more and still accruing, which decreased $1,220,000. Investment in impaired loans, as defined by policy, totalled $8,405,000 at quarter end, with $4,772,000 in commercial loans and the remaining balance in real estate loans. All are included in the above total nonperforming assets amount.

NONINTEREST INCOME AND EXPENSE

    The major components of Pinnacle's noninterest income consist of service charges on deposit accounts and other banking income, trust fees and net gains or losses on the sale of securities. Fees for banking services and other income were $3,579,000 for the nine months ended September 30, 1996 compared to $3,691,000 for the same period a year ago. Income on the sale of non-deposit type products increased $152,000 from 1995 which included a gain on the sale of an installment note of approximately $319,000. Trust fees increased 5% on a period-to-period basis. Total trust assets under management amounted to $266,000,000 at September 30, 1996, or a 15% increase from a year ago.

    Gains on the sale of securities, on a pre-tax basis, were $132,000 for the first nine months of 1996 compared to $4,448,000 for the same period a year ago. The net gains in 1996 are primarily related to the sales in Pinnacle's U. S. Government securities portfolio. The gains in 1995 are related to the sale of
U. S. Government securities as well as the sale of an equity security and sale of securities acquired through the purchase of Acorn Financial Corp in 1995.

    Management has always viewed the gains recorded on the U. S. Government security term portfolio program as closely related to its net interest income as opposed to one-time security gains or losses. Accordingly, since implementation of the program, the yield on Pinnacle's U. S. Government portfolio has outperformed the U. S. Treasury yield by 31 basis points and, by including the net gains since inception of the program, the total yield is 135 basis point higher than the same Index. For the first nine months of 1996, due to the relative flatness of the yield curve, the portfolio has only outperformed the Index by 15 basis points and by including the net gain by 18 basis points.

    Noninterest expense remained flat for the first nine months of 1996, compared to the same period of a year ago. Occupancy expense decreased $213,000, or 9% from a year ago, primarily due to a $434,000 write-off of a branch building demolished in June 1995. Offsetting that reduction was the increase in real estate taxes and depreciation for the new building to replace the demolished branch. Data processing expenses, included in other expense, decreased 16% as conversion expenses were included in 1995 expenses. FDIC insurance premiums, also included in other expense, totalled $976,000 compared to $854,000 of a year ago. Included in the first nine months of 1996 was a provision of $750,000, on a pre-tax basis, for the estimated amount of the special assessment by the FDIC to recapitalize the Savings Association Insurance Fund ("SAIF") pursuant to legislation which was signed on September 30. Pinnacle has SAIF insured deposits at its thrift subsidiary and from the purchase of failed thrift deposits from the Resolution Trust Corporation in 1992. Included in the third quarter of 1995 was a rebate of approximately $364,000 due to the recapitalization of the Bank Insurance Fund ("BIF"). Absent the effect of the SAIF assessment and BIF rebate, noninterest expense decreased 6%. The SAIF assessment at Security Federal, not included in Pinnacle's earnings, totalled $1,342,000.

INCOME TAXES

    Pinnacle's Federal income tax return is prepared on a consolidated basis including the accounts of its subsidiary banks. The provision for income taxes was $1,078,000 for the first nine months of 1996 compared with a provision of $2,438,000 for the first nine months of 1995. The lower provision for taxes in the first nine months of 1996 was primarily the result of lower pre-tax income in the first nine months of 1996 versus the higher pre-tax income in the same period of 1995.

             NET INCOME - THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    Consolidated net income was $1,184,000, or $0.27 per share, on a fully diluted basis for the three months ended September 30, 1996 (the "third quarter"), compared to $2,023,000, or $0.46 per share, earned in the third quarter of 1995. The annualized return on average assets was 0.57% for the third quarter of 1996 and 1.01% for the third quarter of 1995. For each period, the return on average equity was 6.7% and 11.5%, respectively.

    The decrease in net income was primarily the result of a SAIF provision of $750,000, on a pre-tax basis, recognized in the third quarter and discussed previously. Net interest income increased $63,000, or 1%, due to an increase in average earning assets. Other income, exclusive of securities transactions, increased slightly by $35,000, or 2%, while other operating expense, including the SAIF provision, increased 21%.

NET INTEREST INCOME

    During the third quarter of 1996, Pinnacle's average earning assets were $760,702,000, an increase of 3% from the $736,629,000 of a year ago. The net interest margin of the third quarter of 1996 was 3.57% compared to 3.72% for 1995. Net interest on a fully taxable basis was $6,792,000 for the third quarter of 1996, or a decrease of slightly 1%. Actual net interest income increased slightly or $63,000.

    The yield earned on total earning assets was 7.22% for the third quarter of 1996, consistent with the 7.23% yield earned in 1995. The interest yield earned on interest-bearing deposits and Federal funds sold decreased 45 basis points, while average balances decreased 86% as interest-bearing deposits acquired from AFC matured and the balances in Federal funds sold dropped due to the increase in the taxable securities and loan categories. The average balance in taxable securities increased $17,978,000, while the rate increased slightly to 6.04% from 5.99%. The average balance in loans increased $35,169,000, or 12%. Loans earn a higher yield than taxable securities, and thus the increase in average balances in this category added to total interest income despite the decrease in the yield on loans by 24 basis points. Total interest income, on a fully taxable equivalent basis increased $417,000.

    The average cost of interest-bearing liabilities increased 12 basis points to 4.21% from the 4.09% paid in the third quarter of 1995. The average rates paid on interest-bearing demand deposits and savings deposits dropped 13 basis points, money market deposits increased 54 basis points (primarily as a result of the new higher-rate money market account), and other time deposits increased 4 basis points.

PROVISION FOR LOAN LOSSES

    There was no provision for loan losses for the third quarter of 1996, compared to $75,000 for the third quarter of 1995. As previously mentioned, this provision was reversed in the fourth quarter of 1995. Pinnacle had net recoveries of $38,000 in 1996 compared to net recoveries of $68,000 in the third quarter of 1995.

NONINTEREST INCOME AND EXPENSE

    Fees on banking services and other income were $1,189,000 for the third quarter of 1996, compared to $1,141,000 in the same period of 1995, an increase of 4% primarily due to the sale of non-deposit products. Trust fees decreased 3%. Security losses totalled $(1,000), gross and net, for the third quarter of 1996, compared to gains of $183,000 in the same period of 1995. The net gains in the third quarter of 1995 consisted of gross gains of $396,000 and gross losses of $(213,000).

    The loss in the third quarter of 1996 related to the call of a non-taxable security. Almost all of the net securities gains recorded in the third quarter of 1995 related to the U. S. Government securities portfolio.

    Noninterest expense increased 21%, primarily as a result of the $750,000 SAIF provision, offset by the rebate of the 1995 FDIC insurance premium. Salaries and employee benefits increased only 2%, and occupancy expense increased 13% due to increased real estate taxes and depreciation associated with a new branch building opened late in the second quarter of 1995.

INCOME TAXES

    The provision for income taxes was $392,000 for the third quarter of 1996 compared to a provision of $729,000 for the same period a year ago, resulting from lower pre-tax income.

                                    BALANCE SHEET

    Total consolidated assets were $1,095,360,000 at September 30, 1996, or a 34% increase from December 31, 1995. The increase in assets resulted primarily from the acquisition of Financial Security on September 30, 1996. Absent the acquisition, total consolidated assets increased 3% from December 31, 1995.

    Pinnacle's securities portfolio accounted for 41% of its consolidated balance sheet. Total securities were $447,781,000 at September 30, 1996 and consisted of U. S. Government securities amounting to $370,990,000, mortgage-backed securities and CMO's of $21,739,000, state and municipal bonds of $24,348,000, and corporate and other securities of $30,704,000. Total securities increased 5%, with the increase primarily in mortgage-backed securities, where Security Federal contributed $15,677,000 and corporate and other, which increased due to acquisitions by Pinnacle of additional equity securities of $5,371,000 and an additional $4,995,000 received through the acquisition. The mix of the securities portfolio changed slightly due to the acquisition, with the percentage of U. S. Government securities decreasing to 83% of the portfolio, and mortgage-backed securities increasing to 5% of the portfolio.

    U. S. Government securities amounted to $370,990,000 or 34% of assets at September 30, 1996. The average remaining maturity of these securities was eighteen months. U. S. Government securities are part of Pinnacle's term taxable securities strategy which has been designed to manage Pinnacle's interest rate risk and to take advantage of the slope in the yield curve. The decision to undertake intermittent sales of these securities is based on management's assessment of economic conditions. For example, management will undertake sales of securities based on the slope of the yield curve and its determination that the reinvestment of the proceeds into a longer- or shorter-term security is an acceptable alternative given management's assessment of interest rate risk. At September 30, 1996, U. S. Government securities had gross unrealized losses of $(122,000).

    Other securities held by Pinnacle, amounting to $76,791,000 at September 30, 1996, consisted of mortgage-backed, CMO's, state and municipal, and corporate and equity securities. At quarter end, these securities had gross unrealized gains of $8,957,000 and gross unrealized losses of $(353,000) on a pre-tax basis. Currently, Pinnacle is not using any derivatives for hedging or other purposes.

    Total loans amounted to $522,408,000, up 69% from year-end 1995. The acquisition accounted for 81% of the increase, while the remaining growth is part of a strategic effort on management's part to increase the loan portfolio without sacrificing credit quality of the portfolio. Real estate loans were the most affected by the acquisition, with an increase of $182,049,000, of which loans from Security Federal were 93% of the increase. Commercial loans increased $23,581,000 and installment loans increased $7,178,000. At September 30, 1996, 21% of the loans were commercial, real estate loans amounted to 68%, and installment loans were 11% of the portfolio. Pinnacle's loan to asset ratio was 48% at September 30, 1996.

    Goodwill and other intangibles amounted to $26,299,000, an increase of 37% over year-end 1995. The increase was due to the acquisition, in which approximately $8,600,000 was recorded. Goodwill and intangibles amount to 26% of stockholders' equity at September 30, 1996.

    Total deposits were $886,181,000, or 24% higher than year-end 1995. The increase related entirely to the acquisition. Transaction accounts, both noninterest-bearing and interest-bearing, remained flat. Absent the acquisition, these accounts, whose balances fluctuate daily, decreased $7,666,000. Savings accounts increased 17% due to the acquisition. Balances without Security Federal dropped approximately 3%. Other time deposits increased 48%, or $128,546,000, of which $120,639,000 related to Security Federal. The remaining increase was the movement of Pinnacle's customers from savings deposits to time deposits. Management continues to take an active role to monitor interest rates on deposits and provide products to reduce the disintermediation of funds. As evidenced by the shift in deposits to other time deposits, customers are more willing to commit their funds to defined periods of time. At September 30, 1996, the percentage of total deposits for each category were: Noninterest-bearing deposits, 11%; Interest-bearing demand deposits, 10%; Savings accounts (including Money Market accounts), 34%; and Other time deposits, 45%.

    Pinnacle's notes payable were $26,050,000 at September 30, 1996. Outstandings consist of acquisition debt of $18,000,000 and $8,050,000 drawn on the revolving line which is used for purchased equity securities and other corporate needs. At year-end 1995, outstandings consisted of $20,000,000 on the acquisition note and $600,000 drawn on the revolving line.

                                  CAPITAL RESOURCES

    Total stockholders' equity of Pinnacle was $101,182,000 at September 30, 1996 and $78,961,000 at December 31, 1995. The increase was due primarily to stock issued for the acquisition of Financial Security. The ratio of equity to assets was 9.24% and 9.64% at each period end, respectively.

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

    The following table provides an analysis of the minimum capital requirements (as defined), ratios and the excess over the minimum which Pinnacle holds as capital as of September 30, 1996, in thousands (except percentages).


                             MINIMUM   MINIMUM                       EXCESS
                             REQUIRED  REQUIRED  ACTUAL    ACTUAL     OVER
                              RATIO     AMOUNT    RATIO    AMOUNT    MINIMUM

Leverage Capital . . . . .   3.00%     $31,879    6.44%   $68,455   $36,576
Risk-based Capital:
  Tier One . . . . . . . .   4.00       20,638   13.27     68,455    47,817
  Total (Tier Two) . . . .   8.00       41,276   14.39     74,265    32,989


    At December 31, 1995, Pinnacle's total risk-based capital ratio was 18.09%. The decrease in this ratio was due to the higher risk weight given to certain assets acquired from Financial Security and the goodwill attributed to the acquisition.

    In addition, each of Pinnacle's subsidiary banks must meet similar minimum capital requirements as prescribed by Federal and state banking regulatory authorities. At September 30, 1996, Pinnacle and each of its subsidiary banks was in compliance with the current capital guidelines and are considered "well-capitalized" under regulatory standards.

    Book value per share was $19.61 at September 30, 1996 compared to $18.05 at December 31, 1995. Dividends amounting to $0.93 per share were paid in the first nine months of 1996.

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

    Pinnacle's cash flows are comprised of three general types. Cash flows and uses from operating activities are primarily Pinnacle's net income, adjusted for non-cash items. Cash flows from investing activities consist of loans made to and collected from customers; and purchases, sales and maturities of securities. Cash flows from financing activities are determined by Pinnacle's deposit base and from Pinnacle's ability to borrow and repay debt and issue or repurchase stock. For the nine months ended September 30, 1996, cash flows were generated from operations of $22,000,000 (primarily due to cash due Financial Security shareholders); a $7,643,000 decrease in securities due to maturities and paydowns; a $20,250,000 increase in short-term borrowings; and a $5,450,000 increase in notes payable. Cash flow uses and needs included $19,050,000 net cash outlay for the acquisition of Financial Security; a $36,200,000 increase in loans; an $8,000,000 decrease in deposits; $2,500,000 to repurchase stock; and $4,000,000 to pay dividends. Pinnacle's net cash position decreased $16,000,000 with the decrease primarily in Federal funds sold of $14,100,000.

    Pinnacle's subsidiary banks have a relatively stable base of deposits and any increased loan demand can be sufficiently funded without a material change in its balance sheet. Pinnacle's corporate strategy includes profitable acquisitions. These acquisitions would be funded with debt and/or issuance of stock. Reductions of debt would be made from Pinnacle's earnings.

    At September 30, 1996, Pinnacle had a line of credit of $10,000,000 from which $8,050,000 had been drawn. An $18,000,000 note relating to the AFC acquisition was outstanding at quarter-end, secured by the stock of Pinnacle's subsidiary banks. Subsequent to quarter-end, Pinnacle renewed its notes payable. Currently, there is a $15,000,000 demand note related to the acquisition of AFC in 1995. Additionally, a $15,000,000 line of credit was established, secured by certain of Pinnacle's equity portfolio. A line of credit of $5,000,000 is also available for working capital needs. The note and both lines are also secured by stock of Pinnacle's subsidiary banks. All notes float with either prime or LIBOR, at management's discretion. Both lines of credit and the note are with the same unaffiliated bank.

    Regulatory requirements exist which influence Pinnacle's liquidity and cash flow needs. These requirements include the maintenance of satisfactory capital ratios on a consolidated and subsidiary bank basis, restrictions on the amount of dividends which a subsidiary bank may pay and reserve requirements with the Federal Reserve Bank. Based on these restrictions, at October 1, 1996, bank subsidiaries could have declared approximately $1,764,000 in dividends without requesting approval of the applicable Federal or State regulatory agency. Savings bank subsidiaries are allowed to pay dividends, after prior notice but without approval from their regulator, during a calendar year up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio (the excess of capital over its regulatory capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Currently, regulatory approval is required for dividends from Security Federal. In addition, Pinnacle has made loan commitments which could result in increased cash flow requirements for loans. Management is of the opinion that these regulatory requirements and loan commitments will not have a significant impact on the liquidity of Pinnacle. Management is not aware of any known trends, events or uncertainties that will have, or that are reasonably likely to have, a material effect on Pinnacle. Management is also not aware of any current recommendations by the regulatory authorities which, if implemented, would have an adverse material effect on Pinnacle. Management had no significant commitments for capital expenditures at September 30, 1996 or December 31, 1995.

ANALYSIS OF NET INTEREST INCOME
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


(DOLLARS IN THOUSANDS)
                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30, 1996              SEPTEMBER 30, 1996
                                                   -------------------------------  -------------------------------
                                                    AVERAGE                          AVERAGE
                                                    BALANCE   INTEREST     RATE      BALANCE     INTEREST   RATE
                                                    -------   --------     ----      -------     --------   ----
ASSETS:
  Interest-earning assets:
    Interest-bearing deposits and Federal
     funds sold . . . . . . . . . . . . . .        $  2,173    $    28     5.15 %   $  4,725     $   182    5.14 %
    Taxable securities . . . . . . . . . . .        395,658      5,972     6.04      395,347      17,003    5.73
    Nontaxable securities. . . . . . . . . .         21,892        646    11.81       22,039       1,992   12.05
    Loans. . . . . . . . . . . . . . . . . .        340,979      7,088     8.31      325,804      20,491    8.39
                                                   ---------   --------    -----    ---------    --------   -----
      Total interest-earning assets. . . . .        760,702     13,734     7.22      747,915      39,668    7.07
  Noninterest-earning assets:
    Cash and due from banks. . . . . . . . .         24,135                           24,022
    Allowance for loan losses. . . . . . . .         (6,101)                          (6,067)
    Other assets . . . . . . . . . . . . . .         54,671                           48,763
                                                   ---------                        ---------
      Total assets . . . . . . . . . . . . .       $833,407                         $814,633
                                                   ---------                        ---------
                                                   ---------                        ---------

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Interest-bearing demand deposits. . . .        $ 88,657    $   460     2.08 %   $ 88,497     $ 1,365    2.06 %
    Savings deposits . . . . . . . . . . . .        203,538      1,519     2.99      205,762       4,589    2.97
    Money market deposits. . . . . . . . . .         48,629        433     3.56       46,762       1,201    3.42
    Other time deposits. . . . . . . . . . .        274,365      3,795     5.53      271,902      11,155    5.47
    Short-term borrowings. . . . . . . . . .         18,438        266     5.77        8,789         375    5.69
    Notes payable. . . . . . . . . . . . . .         25,921        469     7.24       23,017       1,251    7.25
                                                   ---------   --------     ----    ---------    --------   -----
      Total interest-bearing liabilities . .        659,548      6,942     4.21      644,729      19,936    4.12
  Noninterest-bearing liabilities:
    Demand deposits. . . . . . . . . . . . .         94,161                           91,690
    Other liabilities. . . . . . . . . . . .          8,616                            7,417
    Stockholders' equity . . . . . . . . . .         71,082                           70,797
                                                   ---------                        ---------
      Total  liabilities and
        stockholders' equity . . . . . . . .       $833,407                         $814,633
                                                   ---------                        ---------
                                                   ---------                        ---------
Net interest income and margin. . . . . . .                    $ 6,792     3.57 %                $19,732    3.52 %
                                                               --------    -----                 --------   -----
                                                               --------    -----                 --------   -----


Interest income is adjusted to taxable equivalents for the tax-exempt assets based upon a Federal income tax rate of 34% for 1996. The fully taxable equivalent adjustment to interest income for the three and nine months ended September 30, 1996 was $232 and $744, respectively. The average balance of nonaccrual loans is included in the total loans category. The average balances do not include the effects of SFAS No. 115.

ANALYSIS OF NET INTEREST INCOME
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


(DOLLARS IN THOUSANDS)
                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30, 1995              SEPTEMBER 30, 1995
                                                   -------------------------------  -------------------------------
                                                    AVERAGE                          AVERAGE
                                                    BALANCE   INTEREST     RATE      BALANCE     INTEREST   RATE
                                                    -------   --------     ----      -------     --------   ----
ASSETS:
  Interest-earning assets:
   Interest-bearing deposits and Federal
     funds sold . . . . . . . . . . . . . .        $ 15,503    $   217     5.60 %   $ 18,507     $   752   5.40 %
   Taxable securities. . . . . . . . . . . .        377,680      5,652     5.99      374,959      17,696   6.28
   Nontaxable securities . . . . . . . . . .         37,636        912     9.69       38,277       3,203  11.13
   Loans . . . . . . . . . . . . . . . . . .        305,810      6,536     8.55      310,754      19,895   8.51
                                                   ---------    -------     ----    ---------    --------    ----
     Total interest-earning assets . . . . .        736,629     13,317     7.23      742,497      41,546   7.44
 Noninterest-earning assets:
   Cash and due from banks . . . . . . . . .         22,304                           23,795
   Allowance for loan losses . . . . . . . .         (6,463)                          (6,351)
   Other assets. . . . . . . . . . . . . . .         51,451                           50,162
                                                   ---------                        ---------
     Total assets. . . . . . . . . . . . . .       $803,921                         $810,103
                                                   ---------                        ---------
                                                   ---------                        ---------

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Interest-bearing liabilities:
   Interest-bearing demand deposits . . . .        $ 84,564     $  430     2.03 %   $ 86,165     $ 1,277    1.97 %
   Savings deposits. . . . . . . . . . . . .        216,828      1,709     3.15      222,510       5,179    3.10
   Money market deposits . . . . . . . . . .         50,048        378     3.02       51,112       1,113    2.90
   Other time deposits . . . . . . . . . . .        259,200      3,556     5.49      256,233       9,968    5.17
   Short-term borrowings . . . . . . . . . .            -0-        -0-     0.00          876          39    5.92
   Notes payable . . . . . . . . . . . . . .         22,735        400     7.04       25,920       1,528    7.84
                                                   ---------    -------     ----    ---------    --------   ----
     Total interest-bearing liabilities. . .        633,375      6,473     4.09      642,816      19,104    3.95
 Noninterest-bearing liabilities:
   Demand deposits . . . . . . . . . . . . .         91,485                           90,672
   Other liabilities . . . . . . . . . . . .          8,978                            8,071
   Stockholders' equity. . . . . . . . . . .         70,083                           68,544
                                                   ---------                        ---------
     Total liabilities and stockholders'
       equity. . . . . . . . . . . . . . . .       $803,921                         $810,103
                                                   ---------                        ---------
                                                   ---------                        ---------
Net interest income and margin  . . . . . .                     $6,844     3.72 %                $22,442    4.19 %
                                                                -------    ----                  --------   ----
                                                                -------    ----                  --------   ----



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


              DESCRIPTION NO. UNDER
    EXHIBIT       ITEM 601 OF            EXHIBIT
    NUMBER       REGULATIONS-K         DESCRIPTION
    -------      -------------         -----------
      1              (20)         Report furnished to
                                  securities holders.
                                  Third Quarter
                                  Report.

      2              (27)         Financial Data
                                  Schedule.

    (b)  Reports on Form 8-K.

         A Form 8-K, dated September 30, 1996, was filed by Pinnacle on October 15, 1996 to report the acquisition of Financial Security.

                                      SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PINNACLE BANC GROUP, INC.


Dated:  NOVEMBER 6, 1996               By: /s/ John J. Gleason, Jr.
                                     -------------------------------------
                                       John J. Gleason, Jr.
                                       Vice Chairman and Chief Executive
                                       Officer


                                       By: /s/ Sara J. Mikuta
                                     -------------------------------------
                                       Sara J. Mikuta
                                       Chief Financial Officer and Treasurer

--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                   ------------------------------------------------

                                       EXHIBITS
                                          TO
                                      FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                   ------------------------------------------------


                              PINNACLE BANC GROUP, INC.

                (Exact name of registrant as specified in its charter)



--------------------------------------------------------------------------------

EXHIBIT 1.  REPORT FURNISHED TO SECURITIES HOLDERS.