Form 10-K
period 1996-12-31
PINNACLE BANC GROUP INC
filed 1997-03-24
CIK 827085

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the Fiscal year ended DECEMBER 31, 1996
                                       or
   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
             For the transition period from ______________ to _________________

                         Commission File Number 0-18283

                           PINNACLE BANC GROUP, INC.
             (Exact name of registrant as specified in its charter)

                     ILLINOIS                                36-3190818
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification No.)

   2215 YORK ROAD, SUITE 208, OAK BROOK, ILLINOIS              60521
   (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code (630) 574-3550

          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class        Name of each exchange on which registered
        NONE                                       NONE

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $3.12 PAR VALUE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 17, 1997, was approximately $98,451,000.

As of March 17, 1997, the registrant had 7,577,420 shares outstanding of common stock, $3.12 par value.

Parts of the 1996 Annual Report to Stockholders have been incorporated by reference into Part II of the Form 10-K. Parts of the Proxy Statement to Stockholders for the Annual Meeting to be held on April 15, 1997 have been incorporated by reference into Part III of the Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      FORM 10-K TABLE OF CONTENTS


PART I
Item 1.  Business.................................................   1
Item 2.  Properties...............................................   5
Item 3.  Legal Proceedings........................................   5
Item 4.  Submission of Matters to a Vote of Security..............   6


PART II
Item 5.  Market for Registrant's Common Equity and Related
         Stockholders Matters.....................................   6
Item 6.  Selected Financial Data..................................   6
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................   6
Item 8.  Financial Statements and Supplementary Data..............   6
Item 9.  Disagreements on Accounting and Financial Disclosures....   7


PART III
Item 10. Directors and Executive Officers of the Registrant......   7
Item 11. Executive Compensation..................................   7
Item 12. Security Ownership of Certain Beneficial Owners
         and Management..........................................   7
Item 13. Certain Relationships and Related Transactions..........   7


PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K.............................................   7


SIGNATURES.......................................................  15

                                     PART I

ITEM 1.  BUSINESS

Pinnacle Banc Group, Inc. (the "Corporation") is a multi-bank holding company registered under the Bank Holding Company Act and is engaged in the business of banking through the ownership of subsidiary banks. At December 31, 1996 the Corporation had total consolidated assets of $1,048,376,000, total loans of $525,069,000, total deposits of $877,552,000, and total stockholders' equity of $100,824,000. The Corporation's principal office is 2215 York Road, Suite 208, Oak Brook, Illinois 60521. The Corporation has fourteen banking locations in the metropolitan areas of Chicago and Quad-Cities, Illinois.

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

Since the date of the merger, SBH Corp., parent company of Bank of Silvis (the "Silvis Bank"), was merged into the Corporation on September 29, 1989. The Berwyn National Bank (the "Berwyn Bank") was purchased on February 1, 1992. The Henry County Bank was purchased on March 27, 1992. Batavia Financial Corporation, parent company of Batavia Savings Bank, F.S.B., was merged into Pinnacle on December 31, 1992. In 1996, Batavia Savings Bank, F.S.B. changed its name to Pinnacle Bank, F.S.B. ("FSB").

On December 7, 1992, the Silvis Bank merged with the Henry County Bank with the resultant bank named Pinnacle Bank of the Quad-Cities ("Quad-Cities Bank"). On July 9, 1993, the Cicero Bank, Harvey Bank and Berwyn Bank were merged with and into the LaGrange Park Bank with the resultant bank named the Pinnacle Bank. On January 6, 1995, Acorn Financial Corp ("AFC") and its subsidiary bank, Suburban Trust & Savings Bank ("STSB") were purchased. AFC was liquidated into the Corporation and concurrent with the liquidation, STSB was merged into Pinnacle Bank. On September 30, 1996, Financial Security Corporation ("FinSec") and its subsidiary thrift, Security Federal Savings and Loan Association of Chicago ("SF"), were purchased. FinSec was liquidated into the Corporation and SF was a separate subsidiary until it was merged into Pinnacle Bank on January 31, 1997.

The Corporation owns 100% of the common stock of Pinnacle Bank, Quad-Cities Bank, SF and FSB.

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

FSB and SF are Federally chartered savings banks which are principally engaged in the business of attracting savings and other funds from the general public and investing these funds, principally by originating residential mortgage loans and investing in investment grade securities. In addition to residential mortgage loans, FSB and SF make commercial, consumer and installment loans. The banks offer a full range of deposit services including demand, savings and time deposits. FSB will merge into Pinnacle Bank the second quarter of 1997.

The Pinnacle Bank, a state banking corporation organized under the laws of Illinois, was formed on July 9, 1993 through the merger of the Cicero Bank, Harvey Bank and Berwyn Bank with and into the LaGrange Park Bank. The Cicero Bank was originally organized in 1921, the Harvey Bank in 1937, the Berwyn Bank in 1937 and the LaGrange Park Bank in 1962. The Bank's main office is located in Cicero, Illinois, with full service branches in Harvey, Berwyn, Oak Park, LaGrange Park and Westmont and limited service facilities in Cicero and North Riverside. At December 31, 1996, the Bank had total assets of $644 million.

The Quad-Cities Bank was organized as a state banking corporation with the name Bank of Silvis under the laws of the State of Illinois in 1950. On December 7, 1992, The Henry County Bank, organized as a state banking corporation under the laws of the State of Illinois in 1968, was merged with and into Bank of Silvis and the name of the merged entity was changed to Pinnacle Bank of the Quad-Cities. The Bank's main office is located in Silvis, Illinois, with a full service branch located in Green Rock, Illinois. Each community is part of the Quad-Cities area of Illinois. As of December 31, 1996, the Bank had total assets of $112 million.

FSB was originally organized as an Illinois state chartered savings and loan association in 1909. The Bank converted to a federal mutual charter in 1983. The Bank amended its charter in August, 1990 in connection with the conversion from a mutual thrift to a federal stock savings bank and changed its name to Batavia Savings Bank, F.S.B. from Batavia Savings and Loan. The Bank's main office is located in Batavia, Illinois with a full service branch located in Elburn. A new Elburn branch, replacing a leased facility, opened in the second quarter of 1996. As of December 31, 1996, the Bank had total assets of $69 million.

SF was organized in 1907 as a Federally chartered building and loan association. In 1937, SF converted to a Federally chartered savings and loan association. SF was acquired by FinSec on December 29, 1992, as part of SF's conversion from a Federally chartered mutual savings association to a Federally chartered stock savings association. SF's main office is located in Chicago, Illinois with a limited service branch located in Niles, Illinois. As of December 31, 1996, SF had total assets of $216 million.

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

Commercial and savings banks compete on the basis of price, including interest rates paid on deposits and charged on loans, convenience and quality of service. This competition includes banks which are many times larger than a banking subsidiary, including banks in the primary marketing areas of each subsidiary bank which have become affiliated through parent holding companies owning significantly larger banking institutions. Each subsidiary bank is encountering increased competition from non-bank financial institutions. Thrift deposits constitute a substantial portion of all financial institutions' deposits in Illinois. Thrifts are able to compete aggressively with commercial banks in the important area of consumer lending. Credit unions and small loan companies each are significant factors in the consumer loan market. Insurance companies, investment firms and retailers are all significant competitors for various types of business. Many of the competitors of the subsidiary banks are larger and have greater resources than the subsidiary banks.

EMPLOYEES

At December 31, 1996, the Corporation and its subsidiary banks employed 369 persons on a full-time equivalent basis.

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

    BANK HOLDING COMPANY. As a bank holding company, the Corporation is subject to the supervision of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Bank holding companies are required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require. The Federal Reserve Board also makes periodic examinations of bank holding companies and their subsidiaries. As a result of the Corporation's acquisition of FSB and SF, the Corporation is also considered a diversified savings and loan holding company subject to regulatory oversight by the Office of Thrift Supervision ("OTS"). As such, the Corporation is subject to regulation and examination by the OTS. The Corporation is required to obtain the prior approval of the Federal Reserve Board before it could acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank other than a subsidiary bank of the Corporation, if, after such acquisition, it would own or control more than 5% of the voting shares of such bank. The BHC Act does not permit the Federal Reserve Board to approve the acquisition by the Holding Company of any voting shares of, or all or substantially all of the assets of, any bank located outside of the State of Illinois, unless such acquisition is specifically authorized by the laws of the state in which such bank is located.

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

BANKS. The operations of Pinnacle Bank and Quad-Cities Bank are subject to federal and state statutes and regulations applicable to banks chartered under the banking laws of the State of Illinois and to regulation by the Federal Deposit Insurance Corporation ("FDIC"). The operations of FSB and SF are subject to federal statutes and regulations applicable to thrifts chartered under the Banking laws of the United States and to regulation by the OTS. FSB and SF are members of the Federal Home Loan Bank of Chicago.

The Federal Reserve System, the FDIC, the OTS and the State of Illinois Office of Banks and Real Estate regularly examine, where applicable, such areas as reserves, loans, investments, management practices and other aspects of the banks' operations. These examinations are designed for the protection of the banks' depositors and not for its stockholders. In addition to these regular examina-tions, the banks must furnish periodic reports to the regulatory authorities containing a full and accurate statement of its affairs. As members of the FDIC, the banks' deposits are insured as provided by law. Effective January 1, 1993, a risk-based deposit insurance assessment program was placed into effect by the FDIC. Insurance premiums are to be determined based on the level of a bank's capital and supervisory evaluation. As of the current date, each of the Corporation's subsidiary banks were in the lowest premium assessment category.

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

ITEM 2.  PROPERTIES

The corporate offices of the Corporation are located at 2215 York Road, Suite 208, Oak Brook, Illinois 60521. These offices, consisting of approximately 2,000 square feet, have been leased by the Corporation since January 1, 1989. Approximately one year remains on the term of the lease.

Pinnacle Bank owns its main banking office located at 6000 West Cermak Road, Cicero, Illinois 60804. The main office consists of approximately 41,500 square feet.

Pinnacle Bank has five other full service banking offices. The Harvey Banking Center is located at 174 East 154th Street, Harvey, Illinois 60426 with an adjacent drive-in facility and parking lot. The main building consists of approximately 33,000 square feet. The Berwyn Banking Center is located at 7112 West Cermak Road, Berwyn, Illinois 60402. The building consists of approximately 15,000 square feet. The Oak Park Banking Center, containing approximately 21,000 square feet, is located at 840 South Oak Park Avenue, Oak Park, Illinois 60304. The Westmont Banking Center contains approximately 23,000 square feet and is located at 640 Pasquinelli Drive, Westmont, Illinois 60559. All aforementioned buildings are owned by Pinnacle Bank. The LaGrange Park Banking Center is located in a leased office at Oak and Sherwood Streets, LaGrange Park, Illinois 60525. Seven years remain on the term of the lease. The office consists of approximately 11,500 square feet.

Pinnacle Bank has two limited service banking facilities. An owned facility containing approximately 2,500 square feet is located at 2500 South Cicero Avenue, Cicero, Illinois 60650. This facility, with certain expanded services, was constructed in 1995. A leased facility containing approximately 2,000 square feet is located at 7373 West 25th Street, North Riverside, Illinois 60546. Eleven years remain on the term of the lease.

The Quad-Cities Bank owns its main banking office located at Eleventh Street and First Avenue, Silvis, Illinois 61282. The banking office consists of approximately 10,600 square feet. The Quad-Cities Bank owns a branch banking office located at 107 First Street, Green Rock, Illinois 61241. The banking office consists of approximately 4,000 square feet.

FSB owns its main banking office located at 165 West Wilson Street, Batavia, Illinois 60510. The banking office consists of 8,640 square feet. A new banking office at 415 South Main Street, Elburn, Illinois, was built in 1996 and consists of approximately 2,400 square feet.

SF owns its main banking office located at 1209 North Milwaukee Avenue, Chicago, Illinois 60622. The banking office consists of approximately 20,000 square feet. A limited service banking leased facility containing approximately 900 square feet is located at 5697 West Touhy Avenue, Niles, Illinois 60714. Approximately two years remain on the lease.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Corporation is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) on the National Market System with the ticker symbol "PINN".

The following table sets forth the high and low sales prices of the Corporation's common stock by quarter as reported by NASDAQ (adjusted for a 3-for-2 stock split effective February 10, 1997).

                                             1996                               1995
                               ---------------------------------  ---------------------------------
                                                        CASH                               CASH
QUARTER                          HIGH        LOW      DIVIDENDS     HIGH        LOW      DIVIDENDS
-----------------------------  ---------  ---------  -----------  ---------  ---------  -----------
1st..........................  $   22.67  $   20.33   $    0.21   $   21.00  $   17.83   $    0.19
2nd..........................      23.00      18.67        0.21       22.17      19.33        0.19
3rd..........................      20.17      18.50        0.21       21.33      18.67        0.19
4th..........................      20.00      17.83        0.21       22.67      19.33        0.19

In 1996, the Corporation purchased 236,879 shares of its common stock at market prices in privately negotiated and market transactions as part of its announced stock repurchase program. Shares totalling 1,285,413 were issued for the acquisition of FinSec. In 1995, the Corporation purchased 68,632 shares of its common stock at market prices in privately negotiated and market transactions.

NUMBER OF SHAREHOLDERS

As of March 17, 1997, the Corporation had approximately 500 shareholders of record. In addition, the Corporation believes that it has approximately 850 additional beneficial shareholders who hold shares in street name.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data of the Corporation is incorporated herein by reference to the 1996 Annual Report to Stockholders included as Exhibit 2. The information required is contained on page 26 of Exhibit 2, under the title "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to the 1996 Annual Report to Stockholders included as Exhibit 2. The information is contained on pages 27 through 40 of Exhibit 2.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements and Supplementary Data are incorporated herein by reference to the 1996 Annual Report to Stockholders included as Exhibit 2. The information is contained as follows:

                                                                        PAGE OF
                                                                       EXHIBIT 2
                                                                       ---------
Consolidated Balance Sheets..........................................      4
Consolidated Statements of Income....................................      5
Consolidated Statements of Changes in Stockholders' Equity...........      6
Consolidated Statements of Cash Flows................................      7
Notes to Consolidated Financial Statements...........................    8-24
Report of Independent Public Accountants
  Arthur Andersen LLP................................................     25

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required pursuant to this item is contained on pages 1 through 3 of the Definitive Proxy Statement for the Annual Meeting to be held on April 15, 1997, under the title "Election of Directors", this portion which is expressly incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Information required pursuant to this item is contained on pages 5 through 9 of the Definitive Proxy Statement for the Annual Meeting to be held on April 15, 1997, under the title "Executive Compensation", this portion which is expressly incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required pursuant to this item is contained on pages 3 through 5 of the Definitive Proxy Statement for the Annual Meeting to be held on April 15, 1997, under the title "Security Ownership of Certain Beneficial Owners and Management", this portion which is expressly incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required pursuant to this item is contained on pages 9 and 10 of the Definitive Proxy Statement for the Annual Meeting to be held on April 15, 1997 under the title "Certain Relationships, Related Transactions and Other Information Regarding Management", this portion which is expressly incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following exhibits are filed as part of this Form 10-K.

                 DESIGNATION NO.
   EXHIBIT      UNDER ITEM 601 OF
   NUMBER        REGULATION S-K                                      EXHIBIT DESCRIPTION
-------------  -------------------  -------------------------------------------------------------------------------------
          -                (2)      Plan of Acquisition, Reorganization, Management, Liquidation or Succession. The
                                    Agreement and Plan of Merger between the Corporation and Financial Security Corp. and its subsidiary bank, Security Federal Savings and Loan Association of Chicago, was
                                    filed as an Exhibit to the Corporation's Report of Form 8-K dated April 22, 1996 and filed on April 29, 1996.

          -                (3)      Articles of Incorporation and By-laws. This Exhibit was filed on Form SE on March 18,
                                    1996 and is hereby incorporated by reference.

          -                (4)      Instruments defining the rights of Security Holders Including Debentures. The portions of the Corporation's Articles of Incorporation and By-laws defining the rights of holders of the Corporation's common stock are included as part of the
                                    Exhibit filed on Form SE on March 18, 1996 and is hereby incorporated by reference.

          -               (10)      Material Contracts. The Pinnacle Incentive Stock Option Plan originally adopted in
                                    1981 ("Prior Plan") and form of Deferred Compensation agreement entered into with
                                    Pinnacle Directors and Officers and related Trust Agreement. These items were filed as Exhibit 10 to the Corporation's Form S-1 Registration Statement No. 33-19608 which became effective March 18, 1988 and are hereby incorporated by reference. The 1990
                                    Pinnacle Incentive Stock Option Plan ("1990 Plan") adopted by the Corporation's shareholders on April 24, 1990 was included as Exhibit 3 to the Corporation's Form
                                    10-K for the fiscal year ended December 31, 1990 and is hereby incorporated by reference.

          1               (11)      Statement Re Computation of Per Share Earnings.

          2               (13)      Annual Report to Security Holders. The Corporation is including, as an Exhibit, its
                                    1996 Annual Report to Stockholders. Those parts of the Annual Report not specifically incorporated by reference elsewhere herein are not deemed to be part of this filing.

          -               (21)      Subsidiaries of the Registrant. The information is included in ITEM 1, BUSINESS on page 1.

         27               (27)      Financial Data Schedule.

FINANCIAL STATEMENT SCHEDULES

    Financial Statement Schedules not included in ITEM 8, FINANCIAL DATA AND SUPPLEMENTARY DATA are included on the following pages as part of this item in accordance with Guide 3, Statistical Disclosure by Bank Holding Companies.

REPORTS ON FORM 8-K

    A report on Form 8-K/A was filed on December 6, 1996. This Form 8-K/A was an amendment to its Form 8-K dated September 30, 1996 and filed on October 15, 1996, which reported the acquisition of Financial Security Corp. and its subsidiary, Security Federal Savings and Loan Association of Chicago. At the time of the Form 8-K filing, it was impractical to provide the financial information required by Item 7 for the Acquisition. As a result, the Corporation filed the Form 8-K/A to provide the financial information as required.

                STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

ANALYSIS OF NET INTEREST INCOME

Information required in this table, including the daily average balance outstanding for the major categories of interest bearing assets and interest bearing liabilities, and the average interest rate earned or paid thereon, is incorporated herein by reference to the 1996 Annual Report to Stockholders included as Exhibit 2. The information required is contained in Table 1, "Analysis of Net Interest Income" on page 29 of Exhibit 2, within the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ANALYSIS OF CHANGE IN INTEREST DIFFERENTIAL

Information required in this table is incorporated herein by reference to the 1996 Annual Report to Stockholders included as Exhibit 2. The information required is contained in Table 2, "Analysis of Volume/ Rate Variance" on page 30 of Exhibit 2, within the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ANALYSIS OF INTEREST RATE SENSITIVITY

Information regarding the interest rate sensitivity position of Pinnacle is incorporated herein by reference to the 1996 Annual Report to Stockholders included as Exhibit 2. This information is contained in Table 7, "Interest Rate Sensitivity Position" on page 39 and discussed on page 40 of Exhibit 2, within the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

II.  INVESTMENT PORTFOLIO

The following table presents the book value of securities in thousands at the dates indicated:

                                                            DECEMBER 31
                                                    ----------------------------
                                                      1996      1995     1994
                                                    --------  --------  --------
U. S. Treasury and U. S. Government agencies . . .  $373,072  $370,545  $316,200
State and municipal. . . . . . . . . . . . . . . .    23,450    25,839    35,171
Mortgage-backed securities and floating rate
  collateralized mortgage obligations. . . . . . .     5,943    10,307    14,764
Corporate and other. . . . . . . . . . . . . . . .    32,093    20,238    20,365
                                                    --------  --------  --------
  Total securities . . . . . . . . . . . . . . . .  $434,558  $426,929  $386,500
                                                    --------  --------  --------
                                                    --------  --------  --------

The following table shows the maturities of securities in thousands at December 31, 1996 and weighted average fully taxable equivalent yields:

                                   U. S. TREASURY AND
                                     FEDERAL AGENCY
                                       SECURITIES        STATE AND MUNICIPAL
                                   -----------------     -------------------
One year or less . . . . . . . .   $  -0-      0.00%      $ 3,001    12.39%
One year to five years . . . . .    370,587    5.93        10,783    12.86
Five to ten years. . . . . . . .      2,485    6.14         7,783    12.87
Over ten years . . . . . . . . .      -0-      0.00         1,883    13.44
No fixed maturity. . . . . . . .      -0-      0.00          -0-      0.00
                                   --------  -------      -------    ------
                                   $373,072   5.93%       $23,450    12.85%
                                   --------  -------      -------    ------
                                   --------  -------      -------    ------

                                  MORTGAGE-BACKED
                                SECURITIES, FLOATING
                                RATE COLLATERALIZED
                               MORTGAGE OBLIGATIONS,
                                CORPORATE AND OTHER
                                   DEBT SECURITIES      EQUITY SECURITIES          TOTAL
                                --------------------  --------------------  ------------------
One year or less . . . . . . .  $  254      9.50%      $  -0-      0.00%    $  3,255    12.16%
One year to five years . . . .     -0-       0.00         -0-      0.00      381,370     6.13
Five years to ten years. . . .     -0-       0.00         -0-      0.00       10,268    11.24
Over ten years . . . . . . . .     -0-       0.00         -0-      0.00        1,883    13.44
No fixed maturity. . . . . . .   5,943       8.65       31,839     4.75       37,782     5.37
                                ------      ------     -------     -----    --------    ------
                                $6,197       8.69%     $31,839     4.75%    $434,558     6.26%
                                ------      ------     -------     -----    --------    ------
                                ------      ------     -------     -----    --------    ------

Securities included in the category of no fixed maturity are mortgage-backed securities and floating rate collateralized mortgage obligations, due to their ability to prepay, as well as equity securities.

The average tax-equivalent yield by maturity includes the weighted average yields on tax-exempt obligations which have been computed on a fully taxable equivalent basis assuming a tax rate of 34% and the average tax equivalent yield on the equity portfolio assumes a 70% dividend received deduction for December 31, 1996.

III.  LOAN PORTFOLIO

The following table sets forth the outstanding loans, in thousands, at the following dates:

                                                                              DECEMBER 31
                                                       ----------------------------------------------------------
                                                          1996        1995        1994        1993        1992
                                                       ----------  ----------  ----------  ----------  ----------
Commercial and other . . . . . . . . . . . . . . . .   $ 111,454  $   83,940  $   68,788  $   74,855  $   82,118
Consumer . . . . . . . . . . . . . . . . . . . . . .      54,535      49,464      38,982      38,442      43,806
Real estate:
  Residential........................................    307,217     135,085     119,520     112,138      92,811
  Commercial.........................................     52,628      42,073      22,220      24,170      25,185
                                                       ----------  ----------  ----------  ----------  ----------
  Total gross loans..................................    525,834     310,562     249,510     249,605     243,920
Unearned income......................................        765         962       1,106       1,529       2,002
                                                       ----------  ----------  ----------  ----------  ----------
  Net loans..........................................  $ 525,069  $  309,600  $  248,404  $  248,076  $  241,918
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

The following table sets forth the maturity distribution of the following categories of loans at December 31, 1996 in thousands.

                                             REMAINING MATURITY
                                ---------------------------------------------
                                ONE YEAR     ONE TO     OVER FIVE
                                 OR LESS   FIVE YEARS     YEARS       TOTAL
                                -------   -----------   ----------  ----------
Commercial and other . . . . .  $63,471    $ 38,789      $  9,194    $111,454
Real estate:
  Residential. . . . . . . . .   18,984      84,838       203,395     307,217
  Commercial . . . . . . . . .   12,149      25,890        14,589      52,628
                                -------   -----------   ----------  ----------
                                $94,604    $149,517      $227,178    $471,299
                                -------   -----------   ----------  ----------
                                -------   -----------   ----------  ----------

Of the loans listed in the maturity schedule above, a total of $376,695 are due after one year; $291,167 of these loans have predetermined interest rates and $85,528 of these loans have floating interest rates.

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

Loans made by subsidiary banks of the Corporation which are collateralized by real estate require an appraisal prior to funding of the loan. These loans are reappraised when management believes that the financial condition or resources of the borrower have deteriorated or when the collectibility of the loan is in question. Loans collateralized by real estate are not necessarily reappraised on an annual or quarterly basis by policy; however, all loans secured by real estate, are made in the local market area served by Pinnacle subsidiaries and each of these areas is closely monitored by management for economic changes. Certain acquisitions, especially the FinSec acquisition, have added loans to Pinnacle's loan portfolio which are not necessarily made in Pinnacle's local market area. See "Loan Concentrations" and "Risk Elements" for further discussion regarding the impact of this acquisition. A new appraisal is required for any loan which undergoes foreclosure or is transferred into other real estate owned. Updated appraisals on other real estate owned are completed as required by regulatory authorities, or if management believes a material change in the value of a property has taken place.

The current loan policies in effect for collateral and appraisals are similar and consistent with the policies in place in prior years.

RISK ELEMENTS

NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS. The following table represents information regarding the aggregate amount of nonaccrual, past due, and restructured loans in thousands:

                                           DECEMBER 31
                             --------------------------------------
                              1996    1995    1994    1993    1992
                             ------  ------  ------  ------  ------
Nonaccrual loans . . . . .   $7,441  $4,791  $  748  $5,283  $2,646
Past due 90 days or more
  and still accruing . . .      633   2,293     552     585   1,067
Restructured loans . . . .    1,330     931    -0-     -0-     -0-
                             ------  ------  ------  ------  -----
                             $9,404  $8,015  $1,300  $5,868  $3,713
                             ------  ------  ------  ------  -----
                             ------  ------  ------  ------  -----
Other real estate owned. .   $  939  $  284  $2,416  $3,444  $1,803

A discussion regarding the nonperforming assets listed above is contained within the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the subsection "Provision for Loan Losses" on pages 30 through 32 of the Corporation's 1996 Annual Report to Stockholders included as Exhibit 2.

    LOAN CONCENTRATIONS. Loan concentrations are defined as amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. Although the Corporation has a diversified loan portfolio, a substantial natural geographic concentration of credit risk exists within the Corporation's defined customer market areas with the exception of loans acquired from the acquisition of SF. Included in the SF loan portfolio are certain purchased and participated loans outside Pinnacle's defined customer markets. These loans totalled approximately $58,337,000, or approximately 11% of the Corporation's loan portfolio. These loans are located in the following areas: 3.9% in California; 1.74% in the West (excluding California); 2.2% in Texas; and 2% in the Midwest (excluding the Chicago Metropolitan area). Certain of these areas, particularly California and a portion of the Eastern states, are experiencing adverse economic conditions, which has resulted in increased past due non-accrual loans as evidenced by the increase in non-performing loans discussed above. All remaining loans are in the geographic market areas including the Chicago metropolitan area and the Quad-Cities metropolitan area of Illinois.

    POTENTIAL PROBLEM LOANS. Currently, there are no known problem loans which have not already been identified by Pinnacle's system of review of the credit quality of the loan portfolio. This process, which is detailed in the following Section IV, "Summary of Loan Loss Experience", includes an independent credit review system as well as an internal process in which management reports to the Board of Directors via a report ("Watch List") which includes other potential problem loans identified by management prior to the independent credit review process or below the scope of the independent review. The process of both independent and internal credit review was incorporated at SF and the integration of the process actually began prior to the acquisition as part of Pinnacle's due diligence.

    The Watch List includes credits which are rated by management and the independent review process as "5" or worse. A credit rating of "5" would indicate that the loan is considered a ""special mention'' loan by regulatory examiners. Currently, approximately $9,216,000 of loans in Pinnacle's portfolio are classified as a "5" and included in the Watch List, but are not considered non-performing by management. These, as discussed further, are monitored monthly by both management and the Board of Directors of each subsidiary bank. Over one-half of these loans relate to SF.

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

IV. SUMMARY OF LOAN LOSS EXPERIENCE

Information required in this table is incorporated herein by reference to the 1996 Annual Report to Stockholders included as Exhibit 2. The information required is contained in Table 3, "Analysis of the Allowance for Loan Losses" on page 31 of Exhibit 2, within the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

                                    1996                   1995                   1994
                          -----------------------------------------------------------------------
                                       PERCENT OF              PERCENT OF              PERCENT OF
                                        LOANS IN                LOANS IN                LOANS IN
LOAN CATEGORY              ALLOCATION   CATEGORY   ALLOCATION   CATEGORY   ALLOCATION   CATEGORY
-------------------------------------------------------------------------------------------------
Commercial and other. . .   $2,293        21.1%      $1,366       27.1%      $1,051       27.7%
Consumer. . . . . . . . .      244        10.4           36       15.7          147       15.4
Real estate . . . . . . .    1,564        68.5          858       57.2          826       56.9
Unallocated . . . . . . .    4,263         --         3,763        --         2,205        --
                           ----------------------------------------------------------------------
                            $8,364       100.0%      $6,023      100.0%      $4,229      100.0%
                           ----------------------------------------------------------------------
                           ----------------------------------------------------------------------

                                    1993                   1992
                           --------------------------------------------------
                                       PERCENT OF              PERCENT OF
                                        LOANS IN                LOANS IN
LOAN CATEGORY              ALLOCATION   CATEGORY   ALLOCATION   CATEGORY
-----------------------------------------------------------------------------
Commercial and other. . .   $1,710        30.2%      $1,503       33.9%
Consumer. . . . . . . . .      540        54.7          453       17.7
Real estate . . . . . . .      750        15.1          430       48.4
Unallocated . . . . . . .      547         --           615        --
                           --------------------------------------------------
                            $3,547       100.0%      $3,001      100.0%
                           --------------------------------------------------
                           --------------------------------------------------

Management believes that the portfolio is well diversified and, to a large extent, secured without undue concentrations in any specific risk area. Control of loan quality is continually monitored by management. Management's system of review of the loan portfolio and the attendant determination of the adequacy of the allowance for loan losses is made up of a number of factors. The most significant part of the system is the independent credit review system which reviews all commercial credits in excess of $100,000 and all commercial real estate credits in excess of $250,000 on a bi-annual basis at a minimum, with problem credits reviewed more often as necessary. An informed, judgmental determination is made of the risk associated with loans which have received low grades under the credit review system. This estimated risk is taken into account in determining the allowance for loan losses. In addition, the allowance includes a substantial reserve for coverage of unidentified risks.

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

V. DEPOSITS

Reference is made to (I.) Distribution of Assets, Liabilities and Stockholders' Equity for data regarding average daily deposits and rates paid thereon for the years ended December 31, 1996, 1995 and 1994.

The aggregate amount of certificates of deposit, in denominations of $100,000 or more, by maturity, as of December 31, 1996 are shown below, in thousands.

             Three months or less . . . . . . . . . . . .     $22,591
             Over three months through six months . . . .      21,126
             Over six months through twelve months. . . .      14,347
             Over twelve months . . . . . . . . . . . . .      16,876
                                                              -------
                Total. . . . . . . . . . . . . . . . . . . .  $74,940
                                                              -------
                                                              -------

VI. RETURN ON EQUITY AND ASSETS

The following table shows consolidated operating and capital ratios for years ended December 31, 1996, 1995 and 1994. The return on average assets and the return on average stockholders' equity is calculated by dividing net income for the period by average assets or average stockholders' equity, respectively. The dividend payout ratio is calculated by dividing total dividends paid by net income.


                                                          December 31
                                                     -----------------------
                                                      1996     1995     1994
                                                     -----------------------
Return on average assets . . . . . . . . . . . . . .  0.82%    1.55%    0.32%
Return on average stockholders' equity . . . . . . .  9.02    18.09     3.35
Dividend payout ratio. . . . . . . . . . . . . . . . 79.12    40.89   213.70
Average stockholders' equity to average assets . . .  9.05     8.55     9.61

VII. SHORT-TERM BORROWINGS

Information required in this table is incorporated herein by reference to the 1996 Annual Report to Stockholders included as Exhibit 2. The information required is contained in Table 6, "Short-term Borrowings and FHLB Advances" on page 38 of Exhibit 2, within the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 17, 1997.

PINNACLE BANC GROUP, INC.

By: /s/ JOHN J. GLEASON                 By: /s/ WILLIAM P. GLEASON
   ------------------------------          -------------------------------
        John J. Gleason                         William P. Gleason
        Chairman                                President


By: /s/ JOHN J. GLEASON, JR.            By: /s/ SARA J. MIKUTA
   ------------------------------          -------------------------------
        John J. Gleason, Jr.                    Sara J. Mikuta
        Vice Chairman and                       Principal Financial and
        Chief Executive Officer                 Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following Directors on behalf of the registrant on March 17, 1997.


/s/ RICHARD W. BURKE                   /s/ JAMES L. GREENE
   ------------------------------          -------------------------------
   Richard W. Burke                        James L. Greene

/s/ MARK P. BURNS                      /s/ DONALD G. KING
   ------------------------------          -------------------------------
   Mark P. Burns                            Donald G. King

/s/ WILLIAM J. FINN, JR.               /s/ JAMES A. MADDOCK
   ------------------------------          -------------------------------
   William J. Finn, Jr.                    James A. Maddock

/s/ SAMUEL M. GILMAN                   /s/ JAMES J. McDONOUGH
   ------------------------------          -------------------------------
   Samuel M. Gilman                        James J. McDonough

/s/ ALBERT GIUSFREDI                   /s/ WILLIAM C.NICKELS
   ------------------------------          -------------------------------
   Albert Giusfredi                        William C. Nickels

/s/ JOHN J. GLEASON                    /s/ JOHN E. O'NEILL
   ------------------------------          -------------------------------
   John J. Gleason                         John E. O'Neill

/s/ JOHN J. GLEASON, JR.               /s/ JAMES R. PHILLIP, JR.
   ------------------------------          -------------------------------
   John J. Gleason, Jr.                    James R. Phillip, Jr.

/s/ WILLIAM P. GLEASON                 /s/ KENNETH C. WHITENER, JR.
   ------------------------------          -------------------------------
   William P. Gleason                      Kenneth C. Whitener, Jr.