Form 10-Q
period 1997-03-31
PINNACLE BANC GROUP INC
filed 1997-05-08
CIK 827085

------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the period ended March 31, 1997
                         --------------
                                         or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from                   to
                                  ------------------    ------------------
Commission File Number:  0-18283
                         -------
                            PINNACLE BANC GROUP, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

            Illinois                                           36-3190818
            --------                                           ----------
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

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes  [ X ]    No  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:    As of April 30, 1997, the registrant
                                         had 7,549,551 shares outstanding of
                                         common stock, $3.12 par value.

-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

    Presented on the following pages are the unaudited consolidated balance sheets of Pinnacle Banc Group, Inc. and subsidiaries ("Pinnacle") for March 31, 1997 and December 31, 1996, the related consolidated statements of income and cash flows for the three month periods ended March 31, 1997 and 1996.

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

    Footnote disclosure has been omitted since it would substantially duplicate the disclosure contained in the latest audited financial statements of Pinnacle contained in the 1996 Annual Report to Shareholders with the exception of the pro forma disclosure of the Adoption of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share".

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  MARCH 31     DECEMBER 31
                                                            1997          1996
                                                       ------------   ------------

ASSETS:
  Cash and due from banks. . . . . . . . . . . . .      $   25,795      $   21,745
  Federal funds sold . . . . . . . . . . . . . . .           1,825           1,350
                                                        ------------   ------------
    Total cash and cash equivalents. . . . . . . .          27,620          23,095
  Interest-bearing deposits. . . . . . . . . . . .           1,873           3,424
  Securities:
    Available for sale . . . . . . . . . . . . . .         429,124         434,558
    (amortized cost:      3/31/97 - $419,271
                         12/31/96 - $423,857)
  Loans, net of unearned discount. . . . . . . . .         521,117         525,069
  Less:  Allowance for loan losses . . . . . . . .          (7,949)         (8,364)
                                                        ------------   ------------
    Net loans. . . . . . . . . . . . . . . . . . .         513,168         516,705
  Premises and equipment . . . . . . . . . . . . .          17,254          17,301
  Goodwill and other intangibles . . . . . . . . .          24,633          25,366
  Other assets . . . . . . . . . . . . . . . . . .          25,399          27,927
                                                        ------------   ------------
    Total. . . . . . . . . . . . . . . . . . . . .       $1,039,071     $1,048,376
                                                        ------------   ------------
                                                        ------------   ------------
LIABILITIES:
  Demand deposits:
    Noninterest-bearing. . . . . . . . . . . . . .      $   96,468      $  101,127
    Interest-bearing . . . . . . . . . . . . . . .          87,001          88,489
  Savings deposits . . . . . . . . . . . . . . . .         297,609         297,399
  Other time deposits. . . . . . . . . . . . . . .         383,047         390,537
                                                        ------------   ------------
    Total deposits . . . . . . . . . . . . . . . .         864,125         877,552
  Short-term borrowings & FHLB advances. . . . . .          34,781          28,525
  Notes payable. . . . . . . . . . . . . . . . . .          33,550          32,800
  Other liabilities. . . . . . . . . . . . . . . .           6,326           8,675
                                                        ------------   ------------
    Total liabilities. . . . . . . . . . . . . . .         938,782         947,552
                                                        ------------   ------------

STOCKHOLDERS' EQUITY:
  Preferred stock. . . . . . . . . . . . . . . . .             -0-            -0-
    1,000 shares authorized, none issued
  Common stock, $3.125 par . . . . . . . . . . . .          23,680          23,811
    20,000,000 shares authorized; shares issued and
    outstanding:        3/31/97:  7,577,420
                       12/31/96:  7,619,487
  Additional paid-in capital . . . . . . . . . . .          38,331          37,980
  Retained earnings. . . . . . . . . . . . . . . .          31,776          31,985
  Unrealized gain on securities available for sale,
    net of tax                                               6,502           7,048
                                                        ------------   ------------
    Total stockholders' equity . . . . . . . . . .         100,289         100,824
                                                        ------------   ------------
    Total. . . . . . . . . . . . . . . . . . . . .      $1,039,071      $1,048,376
                                                        ------------   ------------
                                                        ------------   ------------


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                 FOR THE THREE MONTHS
                                                            ENDED MARCH 31
                                                        ----------------------
                                                          1997          1996
                                                        ----------------------
INTEREST INCOME:
   Loans . . . . . . . . . . . . . . . . . . . . .       $10,668      $ 6,459
   Securities:
      Taxable. . . . . . . . . . . . . . . . . . .         5,957        5,302
      Tax exempt . . . . . . . . . . . . . . . . .           399          444
   Interest-bearing deposits, Federal funds sold
      and other. . . . . . . . . . . . . . . . . .            31          101
                                                        ----------------------
      Interest income. . . . . . . . . . . . . . .        17,055       12,306
                                                        ----------------------
INTEREST EXPENSE:
   Deposits:
      Interest-bearing demand. . . . . . . . . . .           454          449
      Savings. . . . . . . . . . . . . . . . . . .         2,180        1,918
      Other time . . . . . . . . . . . . . . . . .         5,385        3,689
   Short-term borrowings . . . . . . . . . . . . .           378            2
   Notes payable . . . . . . . . . . . . . . . . .           565          357
                                                        ----------------------
      Interest expense . . . . . . . . . . . . . .         8,962        6,415
                                                        ----------------------
NET INTEREST INCOME. . . . . . . . . . . . . . . .         8,093        5,891
      Provision for loan losses. . . . . . . . . .           -0-          -0-
                                                        ----------------------
         Net interest income after provision for
            loan losses. . . . . . . . . . . . . .         8,093        5,891
                                                        ----------------------
OTHER INCOME:
   Banking services and other. . . . . . . . . . .         1,447        1,214
   Trust services. . . . . . . . . . . . . . . . .           533          547
   Net securities gains. . . . . . . . . . . . . .         1,101          264
                                                        ----------------------
      Other income . . . . . . . . . . . . . . . .         3,081        2,025
                                                        ----------------------
OTHER EXPENSE:
   Salaries, profit sharing and other employee
      benefits . . . . . . . . . . . . . . . . . .         3,447        3,011
   Occupancy . . . . . . . . . . . . . . . . . . .           709          679
   Amortization of goodwill and other intangibles.           595          472
   Other operating expenses. . . . . . . . . . . .         2,274        1,503
                                                        ----------------------
      Other expense. . . . . . . . . . . . . . . .         7,025        5,665
                                                        ----------------------
Income before income taxes . . . . . . . . . . . .         4,149        2,251
   Provision for income taxes. . . . . . . . . . .         1,410          694
                                                        ----------------------
NET INCOME . . . . . . . . . . . . . . . . . . . .       $ 2,739      $ 1,557
                                                        ----------------------
                                                        ----------------------
WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING. . . . . .     7,605,352    6,572,910

EARNINGS PER SHARE . . . . . . . . . . . . . . . .       $  0.36      $  0.24

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES



(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                 FOR THE THREE MONTHS
                                                            ENDED MARCH 31
                                                        ----------------------
    CASH FLOWS FROM OPERATING ACTIVITIES:                  1997         1996
                                                        ----------   ---------
      Net income . . . . . . . . . . . . . . . . .       $   2,739   $   1,557
      Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation . . . . . . . . . . . . . .             435         352
          Amortization of goodwill and other
           intangibles . . . . . . . . . . . . . .             595         472
          Amortization of purchase accounting
           adjustments . . . . . . . . . . . . . .             (29)         50
          Provision for loan losses. . . . . . . .              -0-        -0-
          Discount accretion . . . . . . . . . . .            (367)     (5,087)
          Premium amortization . . . . . . . . . .              50          49
          Gain on sale of securities . . . . . . .          (1,101)       (264)
          Decrease in interest receivable. . . . .           1,553         143
          Increase in interest payable . . . . . .             420         172
          Decrease (increase) in other assets. . .          (2,733)        753
          Decrease in other liabilities. . . . . .          (1,515)     (1,042)
          Other, net . . . . . . . . . . . . . . .             149         174
                                                        ----------   ---------
              Total adjustments. . . . . . . . . .          (2,543)     (4,228)
              Net cash provided by (used for)
               operating activities. . . . . . . .             196      (2,671)
    CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sale of securities. . . . .         367,734     733,653
         Proceeds from maturities and paydowns
          of securities  . . . . . . . . . . . . .           4,420       2,626
         Purchase of securities available
          for sale . . . . . . . . . . . . . . . .        (363,774)   (726,861)
         Net decrease (increase) in
          interest-bearing deposits. . . . . . . .           1,551         (21)
         Net loan principal (advanced) collected .           3,952      (8,441)
         Premises and equipment expenditures . . .            (406)     (1,366)
                                                        ----------   ---------
              Net cash provided by (used for)
               investing activities. . . . . . . .          13,477        (410)
    CASH FLOWS FROM FINANCING ACTIVITIES:
         Net decrease in total deposits. . . . . .         (13,427)     (9,412)
         Net increase in short-term borrowings . .           6,256          -0-
         Proceeds from notes payable . . . . . . .           3,550       2,900
         Principal reductions of notes payable . .          (2,800)     (2,800)
         Issuance of common stock. . . . . . . . .             465         132
         Purchase and retirement of common stock .          (1,506)       (842)
         Dividends paid. . . . . . . . . . . . . .          (1,686)     (1,357)
                                                        ----------   ---------
              Net cash used for financing activities        (9,148)    (11,379)

    Net increase (decrease) in cash and cash equivalents     4,525     (14,460)

    Cash and cash equivalents at beginning of period        23,095      41,373
                                                        ----------   ---------
    Cash and cash equivalents at end of period . .       $  27,620   $  26,913
                                                        ----------   ---------
                                                        ----------   ---------
    CASH PAID DURING PERIOD FOR:
         Interest. . . . . . . . . . . . . . . . .       $   8,542   $   6,242
         Income taxes. . . . . . . . . . . . . . .             -0-          50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


EARNINGS PER SHARE:

    In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which superseded Accounting Principles Board Opinion 15. SFAS No. 128 requires disclosure of basic earnings per share ("EPS"), which replaces primary EPS, and diluted EPS, which was formerly called fully diluted EPS. Basic EPS does not require dilution for any potentially dilutive items such as stock options or convertible stock. SFAS No. 128 is effective for periods ending after December 15, 1997, and requires, upon adoption, restatement of all prior period EPS data presented. The adoption of SFAS No. 128 would have had no impact on Pinnacle's reported earnings per share for the three months ended March 31, 1997 and 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                (Dollars in thousands, except per share amounts)

             NET INCOME - THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     Consolidated net income was $2,739, or $0.36 per share, on a fully diluted basis for the three months ended March 31, 1997 (the "first quarter"), a per share increase of 50% from the $1,557, or $0.24 per share, earned in the first three months of 1996. The per share amounts are adjusted for the 3-for-2 stock split payable February 10, 1997. The annualized return on average assets was 1.07% for the first three months of 1997 and 0.78% for the first three months of 1996. For each period, the return on average equity was 11.8% and 8.7%, respectively. Return on average assets and equity for the same periods, calculated using the effects of SFAS No. 115, would not be materially different.

    The primary factor for the higher earnings was a 37% increase in net interest income in the first quarter of 1997 compared with the same period of one year ago. The increase was due to the 28% increase in average earning assets due to the acquisition of Financial Security Corp. and its subsidiary, Security Federal Savings and Loan Association of Chicago ("Security"). Additionally, the net interest margin increased to 3.51% compared to 3.33% for the first three months of 1996. The increase in the net interest margin was also due to the acquisition which resulted in a greater portion of loans as a percent of earning assets.

    Securities gains were also a significant factor in increased earnings. Securities gains totalled $1,101,000 compared to $264,000 of a year ago. Other income, excluding securities gains, increased 12% compared with the same period of 1996. Other expenses also increased 24%. Both increases were primarily the result of the acquisition.

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

    During the first three months of 1997, Pinnacle's average earning assets were $946,421, compared to $736,820 from a year ago. The increase was due to the acquisition. The net interest margin for the first three months of 1997 was 3.51%, up from 3.33% of the same period a year ago. Net interest income on a fully taxable equivalent basis was $8,315 for the first three months of 1997, or 35% higher than the comparable period in 1996. Actual net interest income increased 37% as a result of the increase of both the net interest margin and average earning assets.

    The yield earned on total earning assets was 7.30% for the first three months of 1997 compared to 6.82% for the same period of 1996. The increase resulted from the increased yield on taxable securities as well as the increase in the ratio of average loans to total average earning assets to 55% from 42% of a year ago. The average rate on interest-bearing deposits and Federal funds sold decreased 147 basis points, as Pinnacle has been in primarily a purchased funds position for all of 1997. Pinnacle was in a sold funds position in the first quarter of 1996 which was at a higher interest rate than current balances in this category. The remaining balances in interest-bearing funds related to funds held in interest-bearing accounts at the Federal Home Loan Bank.

    The average rate on taxable securities increased 56 basis points to 5.94% for the first three months of 1997 compared to 5.38% of a year ago. The increase in the yield on taxable securities was primarily a result of the higher level of rates paid on these securities compared to those carried a year ago. The average volume of taxable securities increased $7,024 in the comparable period, with a decrease on nontaxable securities of $2,350. The average rate on non-taxable securities remained flat. The rate earned on loans decreased slightly or 11 basis points. This decrease related primarily to the acquisition of Security, where most of the loans acquired were real estate related and are a lower earning type of loan than commercial and installment type loans. The decrease in the rate earned on loans was, however, offset by increased volume of loans of $209,480. While the majority of the loan growth was due to the acquisition, Pinnacle experienced approximately 14% in internally generated loan growth in the past year, which continues into the first quarter of 1997.

    The average cost of interest-bearing liabilities increased 24 basis points to 4.30% from 4.06% paid in the first three months of 1996. The average rate paid on interest-bearing demand deposits remained flat while the rates paid on savings deposits decreased 13 basis points and the rates paid on money market deposits increased 16 basis points. The average rate paid on other time deposits increased 6 basis points to 5.52% from 5.46% of a year ago. Pinnacle has taken action at appropriate intervals to adjust the rates on all deposit accounts to keep them in line with market rates as well as to meet the needs of its particular customer bases. Rates paid on time deposits have been relatively flat or decreasing since the first quarter of 1996. The acquisition of Security, however, added a significant portion of other time deposits at rates higher than those offered by Pinnacle. Management anticipates a drop in the rates paid on other time deposits as the higher paying time deposits mature and renew at lower rates or run off. This decrease was evident as rates paid on these time deposits decreased 16 basis points from the rate paid of 5.68% in the fourth quarter of 1996. Average balances in all deposit categories increased due to the acquisition. Absent the effect of the acquisition, Pinnacle continues to see a switch from savings deposits into other time deposits.

    The average balance in short-term borrowings increased $26,183 due to increased funding needs due to increased loan demand as well as the assumption of Security's fixed term advances from the Federal Home Loan Bank.
 The average rate paid on notes payable decreased 46 basis points as a greater portion of the balance of the notes payable is tied to a LIBOR index which is an index lower than a prime index. The average balance in notes payable increased approximately $13,620 due to the purchase of equity securities, the funding of a portion of the acquisition price of Financial Security, as well as general corporate needs.

    A detailed Analysis of Net Interest Income for the three month periods ended March 31, 1997 and 1996 is included on Page 13.

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

    There was no provision for loan losses in the first three months of 1997 as well as for the first three months of 1996. Pinnacle had net charge-offs of $415 in the first three months of 1997 compared to net recoveries of $17 in 1996. The increase in net charge-offs relates primarily to loans charged off from Security. The allowance for loan losses was $7,949, or 1.53% of total loans, at March 31, 1997, compared to 1.59% at December 31, 1996.

    Total nonperforming assets totalled $10,689, up $346 from a total of $10,343 at December 31, 1996. Nonperforming assets consisted of $7,671 in nonaccrual loans, $791 in loans past due greater than 90 days and still accruing, $1,304 in restructured loans, and $923 in other real estate owned. Approximately fifty percent of these nonperforming assets resulted from the acquisition of Security in 1996. The investment in impaired loans at quarter end includes all nonaccrual loans over $100,000 and restructured loans. All are included in the above non-performing asset numbers.

    Pinnacle maintains a system of review of the credit quality of the loan portfolio, including the use of an independent credit review system as well as an internal "Watch List" to identify potential problem loans. Currently, there are approximately $4,295 in potential problem loans which are identified through that review process that are not considered nonperforming and are not included in totals above. Approximately half of these loans are from Security's portfolio.

NON-INTEREST INCOME AND EXPENSE

    The major components of Pinnacle's non-interest income consist of service charges on deposit accounts and other banking income, trust fees and net gains or losses on the sale of securities. Fees on banking services and other income increased $233, primarily due to the acquisition. Trust fees decreased 3% on a period-to-period basis. Total trust assets under management amounted to $274,000, or a 12% increase of a year ago.

    Net gains on the sale of securities, on a pre-tax basis, were $1,101 in the first three months of 1997 compared to net gains of $264, in the same period of 1996. Approximately $915 of the net gains related to the sales of Pinnacle's U. S. Government securities portfolio and the remaining net gains were related to the sale of equity securities held by the parent company.

    Security sales relating to Pinnacle's U. S. Government securities portfolio are made as part of Pinnacle's disciplined portfolio funds management system. The timing of these sales and the determination of the acceptable maturity for the reinvestment of the proceeds is made dependent on the slope of the yield curve and management's assessment of the acceptable interest rate risk for Pinnacle.

    Management has always viewed the gains recorded on this program as closely related to its net interest income as opposed to one-time security gains or losses. Accordingly, since implementation of the program, the yield on Pinnacle's U. S. Government portfolio has outperformed the U. S. Treasury yield by 30 basis points and by including the net gains since inception of the program, the total yield is 133 basis points higher than the same Index.

    Non-interest expense increased 24% for the first three months of 1997 compared to the same period last year. The increase, in expense categories, related to the acquisition. Employee compensation and benefits increased 14% with the majority of the increase, or approximately $353, relating to Security. Occupancy expense increased 4%; the increase related totally to the acquisition of Security. Goodwill amortization increased 26% due to the acquisition. Other operating expenses increased 51% to $2,274. Data processing costs, including deconversion costs of Security when converted to Pinnacle's data processing system, increased $125. Consulting fees increased $133 due to payment of consulting services to certain of Security's former officers. Expenses related to other real estate owned increased $91 due to added properties related to the acquisition. Other expenses such as equipment, advertising, supplies and postage also increased due to the acquisition.

INCOME TAXES

    Pinnacle's Federal income tax return is prepared on a consolidated basis including the accounts of its subsidiary banks. The provision for income taxes was $1,410 for the first three months of 1997 compared with $694 for the first three months of 1996. The higher provision for taxes in the first three months of 1997 was primarily the result of higher pre-tax income in the first quarter of 1997.

                                  BALANCE SHEET

    Total consolidated assets were $1,039,071 at March 31, 1997, or a 1% drop from year-end 1996.

    Total securities were $429,124 at March 31, 1997 and consisted of U. S. Government securities amounting to $368,394, mortgage-backed securities and CMO's of $5,625, state and municipal bonds of $21,840, and corporate and other securities of $33,265. The total securities outstanding at March 31, 1997 was down 1% from year-end 1996, however, the portfolio at quarter-end retained relatively the same mix.

    U. S. Government securities amounted to $368,394, or 35% of assets at March 31, 1997. The average maturity of these securities was approximately one year. Certain U. S. Government securities are part of Pinnacle's term taxable securities strategy which has been designed to manage Pinnacle's interest rate risk and to take advantage of the slope in the yield curve.
The decision to undertake intermittent sales of these securities is based on management's assessment of economic conditions. For example, management will undertake sales of securities based on the slope of the yield curve and its determination that the reinvestment of the proceeds into a longer or shorter term security is an acceptable alternative given management's assessment of interest rate risk. At March 31, 1997, U. S. Government securities had gross unrealized losses of $(2,644) on a pre-tax basis.

    Other securities held by Pinnacle, amounting to $60,730, at March 31, 1997, consisted of mortgage-backed, CMO's, state and municipal, and corporate and equity securities. At quarter end, these securities had gross unrealized gains of $13,132 and gross unrealized losses of $(635) on a pre-tax basis.
At quarter end, the equity portfolio of the parent company had appreciation of $10,760. Currently, Pinnacle is not using derivative products for hedging or other purposes.

    Due to the acquisition of Security, loans are Pinnacle's most significant balance sheet asset. Total loans amounted to $521,117 at March 31, 1997, down 1% from year-end 1996. The decrease was primarily due to normal paydowns at Security. Absent the decrease at Security, loans increased approximately $3,515. At March 31, 1997, 22% of the loans were commercial, real estate loans amounted to 67%, and installment loans were 11% of the portfolio. Pinnacle's loan to asset ratio was 50% at March 31, 1997.

    Goodwill and other intangibles amounted to $24,633, or 25% of stockholders' equity, at March 31, 1997.

    Total deposits were $864,125 at March 31, 1997, or 2% lower than year-end 1996. The decrease in deposits was primarily in other time deposits of $7,490. The drop in other time deposits was due primarily to the runoff of deposits from Security of $13,698. These deposits were 5-year or 13-month term higher yielding time deposits that were part of advertising promotions by Security in previous years. While management attempted to keep certain of these deposits by offering a higher rate 18-month certificate, certain of these customers were "rate shoppers" and left for special term deposits at other financial institutions. Management continues to take an active role to maintain interest rates at a level which would discourage the disintermediation of funds. This role has been successful because absent the runoff of Security other time deposits, other time deposits increased $6,208.
 At March 31, 1997, the percentage of total deposits for each category were:
Noninterest-bearing deposits, 11%; Interest-bearing demand deposits, 10%; Savings accounts (including money market accounts), 34%; and Other time deposits, 45%.

    Pinnacle's notes payable were $33,550 at March 31, 1997. Outstandings consist of a $15,000 note used for the acquisition of Acorn Financial Corp in January, 1995; a $15,000 note used partially for the acquisition of Financial Security and other equity securities; and a revolving line of credit for corporate needs, of which $3,550 was drawn. At year-end 1996, outstandings consisted of the same as quarter end, except that $2,800 was drawn on the line of credit.

                                CAPITAL RESOURCES

    Total stockholders' equity of Pinnacle was $100,289 at March 31, 1997 and $100,824 at December 31, 1996. The ratio of equity to assets was 9.65% and 9.62% at each period end, respectively.

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

    The following table provides an analysis of the minimum capital requirements (as defined), ratios and the excess over the minimum which Pinnacle holds as capital as of March 31, 1997 (in thousands (except percentages).

                        MINIMUM    MINIMUM                           EXCESS
                        REQUIRED   REQUIRED    ACTUAL     ACTUAL      OVER
                         RATIO      AMOUNT     RATIO      AMOUNT     MINIMUM
                       -------------------------------------------------------
   Leverage Capital      3.00%      $30,433    7.46%     $75,656     $45,223
   Risk-based Capital:
     Tier One            4.00        19,334   14.31       69,176      49,842
     Total (Tier Two)    8.00        38,668   15.57       75,241      36,573

    At December 31, 1996, Pinnacle's total risk-based capital ratio was 15.01%.

    In addition, each of Pinnacle's subsidiary banks must meet similar minimum capital requirements as prescribed by Federal and state banking regulatory authorities. At March 31, 1997, Pinnacle and each of its subsidiary banks was in compliance with the current capital guidelines and are considered "well-capitalized" under regulatory standards.

    Book value per share was $13.24 at March 31, 1997 compared to $13.23 at December 31, 1996. Dividends amounting to $0.22 per share were paid in the first three months of 1997.

                                    LIQUIDITY

    As is characteristic of the banking industry, Pinnacle's indicators of liquidity are principally its deposit base, loan and investment portfolios. On a short term basis, adjustments are made in these categories based on deposit fluctuations and loan demand. Longer term, liquidity is determined by growth objectives, rate pricing policies and the ability to borrow debt or raise equity. In general, Pinnacle is able to meet deposit withdrawals and to fund loan demand through earnings and the maturity or sale of securities. Pinnacle would also be able to respond to short term cash flow needs through short term borrowings. On a longer term basis, Pinnacle has the ability to incur debt or to raise equity through the sale of preferred or common stock.

    Pinnacle's cash flows are comprised of three general types. Cash flows from operating activities are primarily Pinnacle's net income. Cash flows from investing activities consist of loans made to and collected from customers; and purchases, sales and maturities of securities available for sale. Cash flows from financing activities are determined by Pinnacle's deposit base and from Pinnacle's ability to borrow and repay debt and issue or repurchase stock. For the three months ended March 31, 1997, cash flows were generated from a $8,380 decrease in securities, a $3,952 decrease in loans, and a $6,526 increase in short-term borrowings. Cash flow uses and needs included a $13,427 decrease in deposits, $1,507 to purchase common stock, and $1,686 to pay dividends. Pinnacle's net cash position increased $4,524 with the increase primarily in cash and due from banks.

    Pinnacle's subsidiary banks have a relatively stable base of deposits and any increased loan demand can be sufficiently funded without a material change in its balance sheet. Pinnacle's corporate strategy includes profitable acquisitions. Certain acquisitions would be primarily funded with debt or stock. Reductions of debt would be made from Pinnacle's earnings.

    At March 31, 1997, Pinnacle had a line of credit of $5,000 with an unaffiliated bank from which $3,550 had been drawn. The remaining outstanding of $30,000 related to acquisitions and equity purchases and is secured by the stock of Pinnacle's subsidiary banks as well as certain equity securities of the holding company.

    Regulatory requirements exist which influence Pinnacle's liquidity and cash flow needs. These requirements include the maintenance of satisfactory capital ratios on a consolidated and subsidiary bank basis, restrictions on the amount of dividends which a subsidiary bank may pay and reserve requirements with the Federal Reserve Bank. Based on these restrictions, at April 1, 1997, bank subsidiaries could have declared approximately $2,627 in dividends without requesting approval of the applicable Federal or State regulatory agency. In addition, Pinnacle has made loan commitments which could result in increased cash flow requirements for loans. Management is of the opinion that these regulatory requirements and loan commitments will not have a significant impact on the liquidity of Pinnacle. Management is not aware of any known trends, events or uncertainties that will have, or that are reasonably likely to have, a material effect on Pinnacle. Currently, Pinnacle Bank, a subsidiary of Pinnacle, is in the process of building a new branch in the far west suburbs of Chicago. The cost of this branch, including land, is estimated to be approximately $2,000. Management is also not aware of any current recommendations by the regulatory authorities which, if implemented, would have an adverse material effect on Pinnacle.

ANALYSIS OF NET INTEREST INCOME
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES

                                                             THREE MONTHS ENDED                          THREE MONTHS ENDED
(DOLLARS IN THOUSANDS)                                         MARCH 31, 1997                              MARCH 31, 1996
                                                      ---------------------------------          ---------------------------------
                                                       AVERAGE                                    AVERAGE
                                                       BALANCE      INTEREST     RATE             BALANCE      INTEREST      RATE
                                                      ---------------------------------          ---------------------------------

ASSETS:
   Interest-earning assets:
      Interest-bearing deposits and
         Federal funds sold. . . . . . . . . . . .    $    3,481     $    31     3.56%           $  8,034       $  101       5.03%
      Taxable securities . . . . . . . . . . . . .       400,924       5,957     5.94             393,900        5,302       5.38
      Nontaxable securities. . . . . . . . . . . .        20,020         605    12.09              22,370          673      12.03
      Loans. . . . . . . . . . . . . . . . . . . .       521,996      10,685     8.19             312,516        6,482       8.30
                                                      --------------------------------           --------------------------------
         Total interest-earning assets . . . . . .       946,421      17,278     7.30             736,820       12,558       6.82
   Noninterest-earning assets:
      Cash and due from banks. . . . . . . . . . .        25,033                                   23,676
      Allowance for loan losses. . . . . . . . . .        (8,204)                                  (6,031)
      Other assets . . . . . . . . . . . . . . . .        66,437                                   45,105
                                                      ------------                              -----------
         Total assets. . . . . . . . . . . . . . .     $1,029,687                                $799,570
                                                      ------------                              -----------
                                                      ------------                              -----------
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Interest-bearing liabilities:
      Interest-bearing demand deposits . . . . . .     $   88,399    $   454     2.05%           $ 88,198     $   449       2.04%
      Savings deposits . . . . . . . . . . . . . .        247,535      1,769     2.86             208,095       1,556       2.99
      Money market deposits. . . . . . . . . . . .         48,143        411     3.41              44,622         362       3.25
      Other time deposits. . . . . . . . . . . . .        389,961      5,385     5.52             270,366       3,689       5.46
      Short-term borrowings. . . . . . . . . . . .         26,307        379     5.76                 124           2       6.45
      Notes payable. . . . . . . . . . . . . . . .         33,334        565     6.78              19,714         357       7.24
                                                      --------------------------------           --------------------------------
         Total interest-bearing liabilities. . . .        833,679      8,963     4.30             631,119       6,415       4.06
   Noninterest-bearing liabilities:
      Demand deposits. . . . . . . . . . . . . . .         96,248                                  90,233
      Other liabilities. . . . . . . . . . . . . .          6,677                                   6,810
      Stockholders' equity . . . . . . . . . . . .         93,083                                  71,408
                                                      ------------                              -----------
         Total liabilities and
            stockholders' equity . . . . . . . . .     $1,029,687                                $799,570
                                                      ------------                              -----------
                                                      ------------                              -----------
Net interest income and margin . . . . . . . . . .                   $ 8,315     3.51%                        $ 6,143       3.33%
                                                                     ----------------                         ------------------
                                                                     ----------------                         ------------------


      Interest income is adjusted to taxable equivalents for the tax-exempt assets based upon a Federal income tax rate of 34% for 1997. The fully taxable equivalent adjustment to interest income for the three months ended March 31, 1997 and 1996 was $222 and $252, respectively. The average balance on nonaccrual loans is included in the total loans category. The average balances do not include the effects of SFAS No. 115.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    At the Annual Meeting of Pinnacle held on April 15, 1997, all of the proposed Directors listed in the Proxy Statement were elected. Mark P. Burns, Samuel M. Gilman, Donald G. King, James A. Maddock, and James J. McDonough received votes totalling 5,983,365 shares, or 78.92% of the outstanding shares, FOR, 137,429 shares, or 1.81% AGAINST. Albert Giusfredi, John J. Gleason, John J. Gleason, Jr. and John E. O'Neill received votes totalling 5,983,230 shares, or 78.91% of the outstanding shares, FOR, 137,564 shares, or 1.81% AGAINST. William J. Finn, Jr., William P. Gleason, and James
R. Phillip, Jr. received votes totalling 5,983,095 shares, or 78.91% of the outstanding shares, FOR, 137,699 shares, or 1.82% AGAINST. Richard W. Burke and William C. Nickels received votes totalling 5,925,151 shares, or 78.15% of the outstanding shares, FOR, 195,643 shares, or 2.58% AGAINST. James L. Greene and Kenneth C. Whitener, Jr. received votes totalling 5,924,881 shares, or 78.14% of the outstanding shares, FOR, 195,913 shares, or 2.58% AGAINST. Each of the directors was elected for a term of one year.

    A total of 6,120,794 shares, accounting for 80.7% of the outstanding shares, were represented in person or by proxy at the Annual Meeting.

    No other items were voted on at the Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  The following exhibits are filed as part of this Form 10-Q.

                              Description No.
             Exhibit          Under Item 601         Exhibit
             Number          of Regulation S-K     Description
             -------         -----------------     -----------
                1                  (20)            Report furnished to
                                                   securities holders.
                                                   First Quarter Report.

               10                  (10)            Material Contracts.
                                                   Employment
                                                   Contracts.

               27                  (27)            Financial Data Schedule.

    (b)  Reports on Form 8-K.

        A report on Form 8-K was filed in the first quarter of 1997, dated January 21, 1997 to report (1) a 3-for-2 stock split effective February 10, 1997; (2) an increase in the annual dividend to $0.88 per share from $0.827 per share on a post-split basis; and (3) authorization to repurchase up to 450,000 post-split shares.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PINNACLE BANC GROUP, INC.

Dated: May 7, 1997                 By:  /s/ John J. Gleason, Jr.
       -----------                    ----------------------------------
                                       John J. Gleason, Jr.
                                       Director, Vice Chairman and
                                       Chief Executive Officer


                                   By:  /s/ Sara J. Mikuta
                                      ----------------------------------
                                       Sara J. Mikuta
                                       Chief Financial Officer and Treasurer

------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                      -------------------------------------

                                    EXHIBITS
                                       TO
                                    FORM 10-Q

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      -------------------------------------

                            PINNACLE BANC GROUP, INC.

             (Exact name of registrant as specified in its charter)

------------------------------------------------------------------------------