Form 10-Q
period 1997-06-30
PINNACLE BANC GROUP INC
filed 1997-08-05
CIK 827085

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 30, 1997
                                        or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

Commission File Number:  0-18283

                            PINNACLE BANC GROUP, INC.
             (Exact name of registrant as specified in its charter)

              Illinois                               36-3190818
     (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)            Identification No.)

              2215 York Road, Suite 208, Oak Brook, Illinois 60521
                    (Address of principal executive offices)

                                 (630) 574-3550
              (Registrant's telephone number, including area code)

  ---------------------------------------------------------------------------

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

      Yes  [ X ]    No  [  ]


APPLICABLE ONLY TO CORPORATE ISSUERS:   As of July 31, 1997, the registrant had
                                        7,517,051 shares outstanding ofcommon
                                        stock, $3.12 par value.
-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     Presented on the following pages are the unaudited consolidated balance sheets of Pinnacle Banc Group, Inc. and subsidiaries ("Pinnacle") for June 30, 1997 and December 31, 1996, the related consolidated statements of income for the three and six month periods ended June 30, 1997 and 1996, and the related consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996.

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

     Footnote disclosure has been omitted since it would substantially duplicate the disclosure contained in the latest audited financial statements of Pinnacle contained in the 1996 Annual Report to Shareholders with the exception of the pro forma disclosure of the Adoption of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and SFAS No. 130, "Reporting Comprehensive Income".

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES

                                                       JUNE 30    DECEMBER 31
   (IN THOUSANDS; EXCEPT PER SHARE AMOUNTS)             1997         1996
                                                     ----------  -------------
ASSETS:
  Cash and due from banks. . . . . . . . . . . .     $  28,657   $  21,745
  Federal funds sold . . . . . . . . . . . . . .         1,200       1,350
                                                     ---------   ---------
    Total cash and cash equivalents. . . . . . .        29,857      23,095
  Interest-bearing deposits. . . . . . . . . . .           383       3,424
  Securities:
    Available for sale . . . . . . . . . . . . .       416,695     434,558
    (amortized cost:    6/30/97:    $401,670
                         12/31/96:  $423,857)
  Loans        . . . . . . . . . . . . . . . . .       520,145     525,069
  Less:  Allowance for loan losses . . . . . . .        (7,880)     (8,364)
                                                     ---------  -----------
    Net loans  . . . . . . . . . . . . . . . . .       512,265     516,705
  Premises and equipment . . . . . . . . . . . .        17,606      17,301
  Goodwill and other intangibles . . . . . . . .        24,034      25,366
  Other assets . . . . . . . . . . . . . . . . .        20,801      27,927
                                                    ---------   ----------
    Total      . . . . . . . . . . . . . . . . .    $1,021,641  $1,048,376
                                                    ----------  ----------
                                                    ----------  ----------
LIABILITIES:
  Demand deposits:
    Noninterest-bearing. . . . . . . . . . . . .     $  99,419  $  101,127
    Interest-bearing . . . . . . . . . . . . . .        87,867      88,489
  Savings deposits . . . . . . . . . . . . . . .       292,702     297,399
  Other time deposits. . . . . . . . . . . . . .       376,785     390,537
                                                    ----------  ----------
    Total deposits . . . . . . . . . . . . . . .       856,773     877,552
  Short-term borrowings. . . . . . . . . . . . .        25,781      28,525
  Notes payable. . . . . . . . . . . . . . . . .        28,750      32,800
  Other liabilities. . . . . . . . . . . . . . .         6,247       8,675
                                                    ----------    --------
    Total liabilities. . . . . . . . . . . . . .       917,551     947,552
                                                    ----------    --------

STOCKHOLDERS' EQUITY:
  Preferred stock
    1,000 shares authorized, none issued . . . .             0           0
  Common stock, $3.125 par . . . . . . . . . . .        23,491      23,811
    20,000,000 shares authorized; shares issued and
    outstanding:      6/30/97:   7,517,051
                     12/31/96:   7,619,487
  Additional paid-in capital . . . . . . . . . .        38,518      37,980
  Retained earnings. . . . . . . . . . . . . . .        32,231      31,985
  Unrealized gains in securities available for sale,
      net of  tax. . . . . . . . . . . . . . . .         9,850       7,048
                                                    ----------  ----------
    Total stockholders' equity . . . . . . . . .       104,090     100,824
                                                    ----------  ----------
    Total      . . . . . . . . . . . . . . . . .    $1,021,641  $1,048,376
                                                    ----------  ----------
                                                    ----------  ----------

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES

                                                          FOR THE THREE MONTHS         FOR THE SIX MONTHS
(IN THOUSANDS; EXCEPT PER SHARE AMOUNTS)                       ENDED JUNE 30              ENDED JUNE 30
                                                          -----------------------      -------------------
                                                               1997       1996           1997        1996
                                                           ---------    --------       -------     -------
INTEREST INCOME:
  Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . $10,896    $  6,899        $21,564     $13,358
  Securities:
    Taxable. . . . . . . . . . . . . . . . . . . . . . . . .   5,998       5,730         11,955      11,031
    Tax exempt . . . . . . . . . . . . . . . . . . . . . . .     394         435            793         880
  Interest-bearing deposits, Federal funds sold
    and other. . . . . . . . . . . . . . . . . . . . . . . .      15          52             46         153
                                                            --------    --------        -------     -------
    Interest income. . . . . . . . . . . . . . . . . . . . .  17,303      13,116         34,358      25,422
                                                            --------    --------        -------     -------
INTEREST EXPENSE:
  Deposits:
    Interest-bearing demand. . . . . . . . . . . . . . . . .     456         456            910         905
    Savings. . . . . . . . . . . . . . . . . . . . . . . . .   2,217       1,919          4,397       3,838
    Other time . . . . . . . . . . . . . . . . . . . . . . .   5,311       3,672         10,695       7,360
  Short-term borrowings. . . . . . . . . . . . . . . . . . .     406         107            784         109
  Notes payable. . . . . . . . . . . . . . . . . . . . . . .     539         425          1,105         782
                                                            --------    --------        -------     -------
    Interest expense . . . . . . . . . . . . . . . . . . . .   8,929       6,579         17,891      12,994
                                                            --------    --------        -------     -------
Net Interest Income. . . . . . . . . . . . . . . . . . . . .   8,374       6,537         16,467      12,428
  Provision for loan losses. . . . . . . . . . . . . . . . .       0           0              0           0
                                                            --------    --------        -------     -------
    Net interest income after provision for loan losses. . .   8,374       6,537         16,467      12,428
                                                            --------    --------        -------     -------
OTHER INCOME:
  Banking services and other . . . . . . . . . . . . . . . .   1,381       1,176          2,828       2,389
  Trust services . . . . . . . . . . . . . . . . . . . . . .     631         571          1,165       1,118
  Net securities gains (losses). . . . . . . . . . . . . . .   1,465        (130)         2,566         133
                                                            --------    --------        -------     -------
    Other income . . . . . . . . . . . . . . . . . . . . . .   3,477       1,617          6,559       3,640
                                                            --------    --------        -------     -------
OTHER EXPENSE:
  Salaries, profit sharing and other
    employee benefits. . . . . . . . . . . . . . . . . . . .   3,435       3,021          6,882       6,032
  Occupancy. . . . . . . . . . . . . . . . . . . . . . . . .     633         670          1,343       1,349
  Amortization of goodwill and other intangibles . . . . . .     600         472          1,195         943
  Other expenses . . . . . . . . . . . . . . . . . . . . . .   1,976       1,761          4,250       3,264
                                                            --------    --------        -------     -------
    Other expense. . . . . . . . . . . . . . . . . . . . . .   6,644       5,924         13,670      11,588
                                                            --------    --------        -------     -------
Income before income taxes . . . . . . . . . . . . . . . . .   5,207       2,230          9,356       4,480
  Provision for income taxes . . . . . . . . . . . . . . . .   1,763          (8)         3,173         686
                                                            --------    --------        -------     -------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . .$  3,444     $ 2,238       $  6,183    $  3,794
                                                            --------    --------        -------     -------
                                                            --------    --------        -------     -------
WEIGHTED AVERAGE NUMBER OF COMMON AND
     COMMON EQUIVALENT SHARES OUTSTANDING. . . . . . . . . .   7,541       6,513          7,570       6,549

EARNINGS PER SHARE . . . . . . . . . . . . . . . . . . . . . $  0.46     $  0.34        $  0.82     $  0.58


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


                                                             FOR THE SIX MONTHS
(IN THOUSANDS; EXCEPT PER SHARE AMOUNTS)                        ENDED JUNE 30
                                                            ---------------------
                                                              1997          1996
                                                            -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .$  6,183      $  3,794
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation . . . . . . . . . . . . . . . . . . . . .     871          704
      Amortization of goodwill and other intangibles . . . .   1,195          943
      Amortization of purchase accounting adjustments. . . .     (34)         139
      Discount accretion . . . . . . . . . . . . . . . . . .    (747)      (6,255)
      Premium amortization . . . . . . . . . . . . . . . . .     127          244
      Provision for loan losses. . . . . . . . . . . . . . .       0            0
      Gain on sale of securities . . . . . . . . . . . . . .  (2,566)        (133)
      Decrease (increase) in interest receivable . . . . . .   3,665       (5,064)
      Increase in interest payable . . . . . . . . . . . . .     327          276
      Decrease in other assets . . . . . . . . . . . . . . .   1,381          149
      Decrease in other liabilities. . . . . . . . . . . . .  (1,706)        (760)
      Other, net . . . . . . . . . . . . . . . . . . . . . .    (248)        (122)
                                                            ----------  ----------
          Total adjustments. . . . . . . . . . . . . . . . .   2,265       (9,879)
          Net cash provided by (used for) operating
            activities. . . . . . . . . . . . . . . . . . . .  8,448       (6,085)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of securities . . . . . . . . . . . . . 743,627    1,098,134
  Proceeds from maturities and paydowns of securities. . . .   1,249        4,441
  Purchase of securities . . . . . . . . . . . . . . . . . .(719,644)  (1,096,953)
  Net decrease (increase) in interest-bearing deposits . . .   3,042         (714)
  Net loan principal (advanced) collected. . . . . . . . . .   4,495      (21,269)
  Premises and equipment expenditures. . . . . . . . . . . .  (1,142)      (2,047)
                                                            ----------  ----------
          Net cash provided by (used for) investing
            activities. . . . . . . . . . . . . .. . . . . .  31,627      (18,408)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in total deposits . . . . . . . . . . . . . . (20,779)      (7,792)
  Net increase (decrease) in short-term borrowings . . . . .  (2,744)      17,500
  Proceeds from notes payable. . . . . . . . . . . . . . . .  10,000       10,250
  Principal reductions of notes payable. . . . . . . . . . . (14,050)      (4,900)
  Issuance of common stock . . . . . . . . . . . . . . . . .     709          132
  Purchase and retirement of common stock. . . . . . . . . .  (3,098)      (2,513)
  Dividends paid . . . . . . . . . . . . . . . . . . . . . .  (3,351)      (2,705)
                                                            ----------  ----------
        Net cash provided by (used for) financing
            activities . . . . . . . . . . . . . . . . . . . (33,313)       9,972
  Net increase (decrease) in cash and cash equivalents . . .   6,762      (14,521)
  Cash and cash equivalents at beginning of period . . . . .  23,095       41,373
                                                            ----------  ----------
  Cash and cash equivalents at end of period . . . . . . . .$ 29,857       26,853
                                                            ----------  ----------
                                                            ----------  ----------
CASH PAID DURING PERIOD FOR:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . .$  17,766   $  12,718
  Income taxes . . . . . . . . . . . . . . . . . . . . . . .   2,175          816


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


EARNINGS PER SHARE:

     In February, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" which superseded Accounting Principles Board Opinion 15. SFAS No. 128 requires disclosure of basic earnings per share ("EPS"), which replaces primary EPS, and diluted EPS, which was formerly called fully diluted EPS. Basic EPS does not require dilution for any potentially dilutive items such as stock options or convertible stock. SFAS No. 128 is effective for periods ending after December 15, 1997, and requires, upon adoption, restatement of all prior period EPS data presented. The adoption of SFAS No. 128 would have had no impact on Pinnacle's reported earnings per share for the six and three months ended June 30, 1997 and 1996.


COMPREHENSIVE INCOME

     In June, 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income". The objective of the statements is to report a measure of all changes in equity of a company that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). Pinnacle's comprehensive income is the total of net income and the change in unrealized gains (loss) on securities available for sale, net of tax. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and all public companies are required to report a total for comprehensive income in interim reports. Total comprehensive income for the six and three months ended June 30, 1997 and 1996 would have been $8,984, $3,178, $6,791 and $2,010, respectively, had SFAS No. 130 been adopted.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (Dollars in thousands, except per share amounts)

              NET INCOME - SIX MONTHS ENDED JUNE 30, 1997 AND 1996

      Consolidated net income was $6,183, or $0.82 per share, on a fully diluted basis for the six months ended June 30, 1997, compared to the $3,794, or $0.58 per share, earned in the first six months of 1996. The annualized return on average assets was 1.22% for the first six months of 1997 and 0.94% for the first six months of 1996. For each period, the return on average equity was 13.4% and 10.7%, respectively. Return on average assets and equity for the same periods, calculated using the effects of SFAS No. 115, would not be materially different.

     The primary factors for higher earnings were twofold. Net interest income increased 32% compared to the same period one year ago, with a corresponding increase in the net interest margin to 3.60% from 3.49% for the same periods. The increase was the result of the 27% rise in average earning assets due to the acquisition of Financial Security and its wholly-owned subsidiary, Security
Federal Savings and Loan Association of Chicago ("Security").   Net securities
gains were $2,566 compared to $133 in gains during the same period a year ago.

     Other operating income, excluding net securities gains, increased 14% compared with the same period of 1996. Other expenses increased 18%. The acquisition contributed to both increases.

NET INTEREST INCOME

     The primary component of Pinnacle's consolidated earnings is net interest income, or the difference between interest income on earning assets and interest paid on supporting liabilities. The net interest margin is net interest income expressed as a percentage of average earning assets. Pinnacle's earning assets consist of loans, securities, interest-bearing deposits at financial institutions and Federal funds sold. Supporting liabilities primarily consist of deposits, Federal funds purchased, other short-term borrowings, and Pinnacle's notes payable. A portion of Pinnacle's interest income is earned on tax exempt investments such as state and municipal bonds. In an effort to state this tax exempt income and its resultant yields on a basis comparable to all other taxable investments, an adjustment is made to analyze this income on a taxable equivalent basis.

     During the first six months of 1997, Pinnacle's average earning assets were $939,237, a 27% increase from the comparable period of the previous year. The net interest margin for the first six months of 1997 was 3.60%, up from 3.49% of the same period a year ago. Net interest income on a fully taxable equivalent basis was $16,908 for the first six months of 1997, or 31% higher than the comparable period in 1996. Actual net interest income increased 32% as the result of the increase in the net interest margin and the increase in average earning assets.

     The yield earned on total earning assets was 7.41% for the first six months of 1997 compared to 7.00% for the same period of 1996. The increase resulted primarily from an increase in average loans as a percent of earning assets to 55% from 43%. The rate earned on interest-bearing deposits and Federal funds sold decreased 121 basis points. Pinnacle was primarily in a sold funds position in the first half of 1996 which was at a higher rate than current balances in this category. The remaining balances in interest-bearing funds related to funds held in interest-bearing accounts at the Federal Home Loan Bank.

     The average rate on taxable securities increased 46 basis points to 6.04% for the first six months of 1997. The increase in the yield on taxable securities was primarily a result of the higher level of rates paid on the securities compared to those carried a year ago. The average volume of taxable securities remained relatively flat. The yield earned on non-taxable securities decreased 7 basis points while the average balance decreased $2,263. The rate earned on loans decreased 14 basis points. This decrease related primarily to the acquisition where most of the loans were real estate related which traditionally carry a lower rate than commercial or installment type loans. The decrease in the rate earned on loans was, however, offset by the increase in average balances of loans of $202,877 or 64%. While the majority of the loan growth in the portfolio related to the acquisition, Pinnacle experienced approximately 10% in internally generated loan growth on a year to year basis.

     The average cost of interest-bearing liabilities increased 25 basis points to 4.33% from 4.08% paid in the first six months of 1996. The average rate paid on interest-bearing demand deposits remained flat while the rates paid on savings deposits decreased 9 basis points and the rates paid on money market deposits increased 10 basis points. The average rate paid on other time deposits increased 13 basis points to 5.57% from 5.44% of a year ago. Pinnacle has taken action at appropriate intervals to adjust the rates on deposit accounts to keep them in line with market rates as well as to meet the needs of its particular customer bases. Rates paid on time deposits have been relatively flat since the first quarter of 1996. The acquisition, however, added a significant portion of other time deposits at rates higher than those offered by Pinnacle. Management anticipates the increase in rates paid on other time deposits to stabilize or even drop as these higher paying time deposits mature and renew at lower rates or run off. Approximately $22,000 in these higher paying time deposits at Security have matured and have not been renewed. All other deposit categories at Security had remained stable. Average balances in all deposit categories increased due to the acquisition.

     The average rate paid on short-term borrowings increased 34 basis points, while the average balance increased $22,617. Increases or decreases in the average balance of this category fluctuate due to Pinnacle's subsidiary banks' daily liquidity needs, such as greater loan growth and the maturity of the above-mentioned Security's time deposits. Also contributing the increase was the assumption of Security's fixed term advances from the Federal Home Loan Bank. The average balance in Pinnacle's notes payable increased $10,094 due primarily to the purchase of Security as well as other corporate needs. The rate paid decreased 28 basis points as the indices (Prime or LIBOR), to which the notes payable are tied, were lower in the first six months of 1997 compared to a year ago.

     A detailed Analysis of Net Interest Income for the six and three month periods ended June 30, 1997 and 1996 is included on Pages 14 and 15.

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

     There was no provision for loan losses in the first six months of 1997, as well as no provision for the first six months of 1996. Pinnacle had net charge-offs of $484 in the first six months of 1997 compared to net recoveries of $38 in 1996. The increase in net charge-offs relates primarily to loans charged off from Security. Pinnacle continues not to record a provision for loan losses due to several factors, including the level of allowance for possible loan losses to total loans; management's assessment of the overall adequacy for allowance for loan losses as well as the high level of real estate secured loans within the portfolio. Insignificant losses have been recorded on real estate secured loans in the last three years.

     Total nonperforming assets totalled $9,858 at June 30, 1997, a decrease of $485, over the $10,343 at December 31, 1996. Non-performing assets consisted of $6,574 in non-accrual loans, $1,388 in loans past due greater than 90 days and still accruing, $1,278 in restructured loans, and $618 in other real estate owned. Approximately fifty percent of these nonperforming assets resulted from the acquisition of Security in 1996. The investment in impaired loans at quarter end includes all nonaccrual loans over $100,000 and restructured loans. All are included in the above nonperforming asset numbers.

     Pinnacle maintains a system of review of the credit quality of the loan portfolio, including the use of an independent credit review system as well as an internal "Watch List" to identify potential problem loans.

Currently, there are approximately $2,111 in potential problem loans which are identified through that review process that are not considered nonperforming and are not included in totals above.

NONINTEREST INCOME AND EXPENSE

     The major components of Pinnacle's noninterest income consist of service charges on deposit accounts and other banking income, trust fees and net gains or losses on the sale of securities. Fees on banking services and other income were $2,828 for the six months ended June 30, 1997 compared to $2,389 in the same period of 1996. The increase in fees on banking services and other income
primarily relate to the acquisition.   Trust fees increased 4% on a period-to-
period basis. Total trust assets under management amounted to $292,000 at June 30, 1997, or an 11% increase of a year ago.

     Gains on the sale of securities, on a pre-tax basis, were $2,566 for the first six months of 1997 compared to net gains of $133 in the same period of 1996. The net gains on a year to date basis in 1997 consisted of gains of $2,842 recorded on the sale of equity securities as part of Pinnacle's equity investment program in other financial institutions and net losses of $276 from the sale of U. S. Treasury securities as part of Pinnacle's portfolio funds management system. The net gains in 1996 related to the portfolio funds management system.

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

     Management has always viewed the gains recorded on the U. S. Government program as closely related to its net interest income as opposed to one-time security gains or losses. Accordingly, since implementation of the program, the yield on Pinnacle's U. S. Government portfolio has outperformed the U. S. Treasury yield for comparable maturities by 19 basis points and by including the net gains since inception of the program, the total yield is 124 basis points higher than the same index. For the first six months of 1997, due to the relative flatness of the yield curve, the portfolio has stayed even with the index and by including the net gain underperformed the index by 18 basis points. In July 1997, Pinnacle sold a portion of its U. S. Government portfolio at a gain of $545. As a result of this sale, the total yield on a year-to-date basis will remain even with the Index and on a "since implementation" basis the total yield will outperform the Index by 125 basis points.

     Noninterest expense increased 18% for the first six months of 1997 compared to the same period last year. The increase in noninterest expense is due primarily to the acquisition. Employee compensation and benefits increased 14%; excluding the effect of the acquisition, this category would have increased
approximately 3%.   Occupancy expense remained flat while other expense
increased 30%. Included in these expenses are added data processing costs which relate to the conversion of Security to Pinnacle's data processing system which was done at the time of the merger of Security into Pinnacle Bank in the first quarter of 1997. In the second quarter of 1997, Pinnacle Bank, F.S.B. was merged into Pinnacle Bank and incurred certain data processing charges relating to ATM's. Consulting expenses increased $161 due to payment of consulting services to certain of Financial Security's former officers. Other expenses such as equipment, advertising, supplies and postage also increased due to the acquisition.

INCOME TAXES

     Pinnacle's Federal income tax return is prepared on a consolidated basis including the accounts of its subsidiary banks. The provision for income taxes was $3,173 for the first six months of 1997 compared with a provision of $686 for the first six months of 1996. The higher provision for taxes in the first six months of 1997 was primarily the result of higher pre-tax income in the first six months of 1997, versus the lower pre-tax income in the same period of 1996.

             NET INCOME - THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     Consolidated net income was $3,444, or $0.46 per share, on a fully diluted basis for the three months ended June 30, 1997 (the "second quarter"), compared to $2,238, or $0.34 per share, earned in the second quarter of 1996. The annualized return on average assets was 1.36% for the second quarter of 1997 and 1.12% for the second quarter of 1996. For each period, the return on average equity was 14.7% and 12.9%, respectively.

     The primary factors for the increase in net income was the increase in net interest income and higher net gains recorded on the sale of securities. Net interest income increased $1,837, or 28%. Net securities gains of $1,465 were recorded versus net losses of $(130) for the same period a year ago. Other income, exclusive of securities transactions, increased $265, or 15%. Other expense increased $720, or 12%.

NET INTEREST INCOME

     During the second quarter of 1997, Pinnacle's average earning assets were $932,132 compared to $746,082 with the comparable period of the previous year. The increase was due to the acquisition. The net interest margin of the second quarter of 1997 was 3.69% compared to 3.64% for 1996. Net interest income on a fully taxable equivalent basis was $8,592 for the second quarter of 1997, or 26% higher than the comparable period in 1996. Actual net interest income increased 28%.

     The yield earned on total earning assets was 7.52% for the second quarter of 1997 compared to 7.17% for the same period of 1996. The increase resulted primarily from the increase in average earning assets as a result of the acquisition. The yield on interest-bearing deposits increased 47 basis points while average balances decreased $2,757. While the average balance of taxable securities decreased slightly, the yield on the portfolio increased 35 basis points. The yield earned on loans decreased 16 basis points to 8.39%. The lower yield on loans is a result of the significant amount of real estate related loans which were added to the portfolio from Security. This decrease was offset by the increase in the average balance of 61% or $196,285 due to the acquisition of Security. Total interest income, on a fully taxable equivalent basis, increased $4,145.

     The average cost of interest-bearing liabilities increased by 26 basis points to 4.35% from the 4.09% paid in the second quarter of 1996. The average rates paid on interest-bearing demand, savings and money market deposits remained relatively flat. The average rate paid on other time deposits increased 20 basis points as the acquisition added time deposits which were paid a higher rate. The rates paid on other short-term borrowings increased 51 basis points as rates due to higher market rates as well as the addition of the Federal Home Loan Bank borrowings of Security.

PROVISION FOR LOAN LOSSES

     There was no provision for loan losses for the second quarter of 1997, as well as no provision for the second quarter of 1996. Pinnacle had net charge offs of $84 in 1997 compared to net recoveries of $20 in 1996.

NONINTEREST INCOME AND EXPENSE

     Fees on banking services and other income were $1,381 for the three months ended June 30, 1997 compared to $1,176 in the same period of 1996, an increase of 17% due primarily to the acquisition. Trust fees increased 11% to $631.

     On a pre-tax basis, net gains on the sale of securities were $1,465 for the second quarter of 1997 compared to net losses on the sale of securities of $(130) in the same period of 1996. The net gains the second quarter of 1997 consisted of gross gains of $2,656 and gross losses of $(1,191). The net losses realized in the second quarter of 1996 consisted of gross losses of $(130).

     All of the net securities gains recorded by Pinnacle in the second quarter of 1997 related to its equity securities portfolio. Primarily all of the losses in the second quarter of 1996 related to the U. S. Government securities portfolio.

     Non-interest expense increased 12% as a result of the acquisition.

INCOME TAXES

     The provision for income taxes was $1,763 for the second quarter of 1997 compared with $(8) benefit for the second quarter of 1996. The higher provision for taxes in the second quarter of 1997 was primarily the result of higher pre-tax income in the second quarter of 1997. In the second quarter of 1996, certain adjustments to the tax basis of assets resulted in a tax benefit.


                                  BALANCE SHEET

     Total consolidated assets were $1,021,641 at June 30, 1997, or a 3% decrease from year-end 1996.

     Total securities were $416,695 at June 30, 1997 and consisted of U. S. Government securities amounting to $358,582, mortgage-backed securities and CMO's of $5,312, state and municipal bonds of $22,618, and corporate and other securities of $30,183. The total securities outstanding at June 30, 1997 decreased 4% from year-end 1996 but retained relatively the same mix.

     U. S. Government securities amounted to $358,582, or 35% of assets, at June 30, 1997. The average remaining maturity of these securities was approximately thirty months. U. S. Government securities are part of Pinnacle's term taxable securities strategy which has been designed to manage Pinnacle's interest rate risk and to take advantage of the slope in the yield curve. The decision to undertake intermittent sales of these securities is based on management's assessment of economic conditions. For example, management will undertake sales of securities based on the slope of the yield curve and its determination that the reinvestment of the proceeds into a longer or shorter term security is an acceptable alternative given management's assessment of interest rate risk. At June 30, 1997, U. S. Government securities had gross unrealized gains of $1,247 and gross unrealized losses of $(157) on a pre-tax basis.

     Other securities held by Pinnacle, amounting to $58,113 at June 30, 1997, consisted of mortgage-backed, CMO's, state and municipal, and corporate and equity securities. At quarter end, these securities had gross unrealized gains of $14,162 and gross unrealized losses of $(227) on a pre-tax basis. Currently, Pinnacle is not using any derivatives for hedging or other purposes.

     Due to the acquisition, loans are now Pinnacle's most significant balance sheet asset. Total loans amounted to $520,145 at June 30, 1997, down 1% from year-end 1996. The decrease was primarily due to normal pay downs at Security. At June 30, 1997, 21% of the loans were commercial, 67% were real estate, and 12% were installment loans. Pinnacle's loan to asset ratio was 51% at June 30, 1997.

     Goodwill and other intangibles amounted to $24,034, or 23% of stockholders' equity at June 30, 1997.

     Total deposits were $856,773 at June 30, 1997, or 2% lower than year-end 1996. The decrease in deposits was primarily in other time deposits which dropped $13,752 from year end. This decrease was due primarily to the run-off of deposits from Security. These deposits were 5-year or 13-month term higher yielding time deposits that were part of advertising promotions by Security in previous years. Certain steps were taken by management to maintain "core" customers while other customers were "rate shoppers" and moved for special term and rate deposits at other financial institutions. At June 30, 1997, the percentage of total deposits for each category were noninterest-bearing deposits, 12%; interest-bearing demand deposits, 10%; savings accounts (including money market accounts), 34%; and other time deposits, 44%.

     Pinnacle's notes payable were $28,750 at June 30, 1997. Outstandings consist of a $15,000 note used for the acquisition of Acorn Financial Corp in January, 1995; and a $13,750 note used partially for the acquisition of Financial Security and other equity securities. At year-end 1996, outstandings consisted of $30,000 outstanding on acquisition and equity notes and $2,800 drawn on the line of credit.

                                CAPITAL RESOURCES

     Total stockholders' equity of Pinnacle was $104,090 at June 30, 1997 and $100,824 at December 31, 1996. The ratio of equity to assets was 10.19% and 9.62% at each period end, respectively.

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

     The following table provides an analysis of the minimum capital requirements (as defined), ratios and the excess over the minimum which Pinnacle holds as capital as of June 30, 1997, in thousands (except percentages).

                              MINIMUM   MINIMUM                       EXCESS
                              REQUIRED  REQUIRED  ACTUAL    ACTUAL    OVER
                              RATIO     AMOUNT    RATIO     AMOUNT    MINIMUM

 Leverage Capital. . . .       3.00%     $29,928    7.03%    $70,206  $40,278
 Risk-based Capital:
    Tier One . . . . . .       4.00      19,441    14.44     70,206    50,765
    Total (Tier Two) . .       8.00      38,882    15.70     76,305    37,423


     At December 31, 1996, Pinnacle's total risk-based capital ratio was 15.01%.


     In addition, each of Pinnacle's subsidiary banks must meet similar minimum capital requirements as prescribed by Federal and state banking regulatory authorities. At June 30, 1997, Pinnacle and each of its subsidiary banks was in compliance with the current capital guidelines and are considered "well-capitalized" under regulatory standards.

     Book value per share was $13.85 at June 30, 1997 compared to $13.23 at December 31, 1996. Dividends amounting to $0.44 per share were paid in the first six months of 1997.

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

    Pinnacle's cash flows are comprised of three general types. Cash flows from operating activities are primarily Pinnacle's net income, adjusted for non-cash items. Cash flows from investing activities consist of loans made to and collected from customers; and purchases, sales and maturities of securities available for sale. Cash flows from financing activities are determined by Pinnacle's deposit base and from Pinnacle's ability to borrow and repay debt and issue or repurchase stock. For the six months ended June 30, 1997, cash flows were generated primarily from operations of $8,448, the net decrease in securities of $25,232, the decrease in interest-bearing deposits of $3,042 and the collection of loan principal of $4,495. Cash flow uses and needs include a $20,779 decrease in deposits, a $4,050 net reduction in notes payable, purchases and retirements of common stock of $3,098, and $3,351 to pay dividends. Pinnacle's net cash position increased $6,762, with the increase primarily in cash and due from banks.

     Pinnacle's subsidiary banks have a relatively stable base of deposits and any increased loan demand can be sufficiently funded without a material change in its balance sheet. Pinnacle's corporate strategy includes acquisitions of other financial institutions. Certain acquisitions could be funded with debt and/or issuances of stock. Reductions of debt would be made from Pinnacle's earnings.

     At June 30, 1997, Pinnacle had lines of credit with an unaffiliated bank from which $6,250 had not been drawn. The remaining outstanding balance of $28,750 is related to the acquisitions and equity purchases and is secured by the stock of Pinnacle's subsidiary banks as well as certain equity securities of the holding company.

     Regulatory requirements exist which influence Pinnacle's liquidity and cash flow needs. These requirements include the maintenance of satisfactory capital ratios on a consolidated and subsidiary bank basis, restrictions on the amount of dividends which a subsidiary bank may pay and reserve requirements with the Federal Reserve Bank. Based on these restrictions, at July 1, 1997, bank subsidiaries could have declared approximately $2,370 in dividends without requesting approval of the applicable Federal or State regulatory agency. Pinnacle Bank has received approval from appropriate regulatory authorities for the redemption of common stock. The redemption, made in July, 1997, has reduced Pinnacle Bank's capital by $15,737, however, it will remain within regulatory guidelines for a well capitalized bank. The money was used to pay down holding company debt and other Corporate needs.
In addition, Pinnacle has made loan commitments which could result in increased cash flow requirements for loans. Management is of the opinion that these regulatory requirements, stock redemption, and loan commitments will not have a significant impact on the liquidity of Pinnacle. Management is not aware of any known trends, events or uncertainties that will have, or that are reasonably likely to have, a material effect on Pinnacle.
Currently, Pinnacle Bank is in the process of building a new branch in the far west suburbs of Chicago. The cost of this branch, including land, is estimated to be approximately $2,000. Pinnacle Bank of the Quad-Cities is also constructing a new branch in East Moline, Illinois. Total cost of this project will be approximately $1,000. Management is also not aware of any current recommendations by the regulatory authorities which, if implemented, would have an adverse material effect on Pinnacle.

ANALYSIS OF NET INTEREST INCOME
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
(DOLLARS IN THOUSANDS)                                     JUNE 30, 1997                      JUNE 30, 1997
                                                    --------------------------------      ----------------------------
                                                    AVERAGE                                 AVERAGE
                                                    BALANCE         INTEREST    RATE        BALANCE     INTEREST     RATE
                                                    -------         --------   ------       -------    ---------     ----
ASSETS:
  Interest-earning assets:
    Interest-bearing deposits and Federal funds sold $  1,239      $     15     4.84%   $     2,354       $     46    3.91%
    Taxable securities.............................   391,176         5,998     6.13        396,023         11,955    6.04
    Nontaxable securities..........................    19,682           596    12.12         19,850          1,201   12.10
    Loans..........................................   520,035        10,912     8.39        521,010         21,597    8.29
                                                    ---------      --------   ------     ----------      ---------   -----
      Total interest-earning assets................   932,132        17,521     7.52        939,237         34,799    7.41
  Noninterest-earning assets:
    Cash and due from banks........................    25,970                                25,504
    Allowance for loan losses......................    (7,918)                               (8,060)
    Other assets...................................    66,306                                66,371
                                                   ----------                            -----------
      Total assets.................................$1,016,490                            $1,023,052
                                                   ----------                            ----------
                                                   ----------                            ----------

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Interest-bearing demand deposits............... $  89,366        $  456    2.04%      $  88,885         $  910     2.05%
    Savings deposits...............................   246,747         1,788     2.90        247,139          3,557    2.88
    Money market deposits..........................    49,114           429     3.49         48,631            840    3.45
    Other time deposits............................   378,176         5,311     5.62        384,036         10,695    5.57
    Short-term borrowings..........................    26,749           406     6.07         26,529            784    5.91
    Notes payable..................................    29,970           539     7.19         31,643          1,105    6.98
                                                    ---------      --------   ------     ----------      ---------   -----
      Total interest-bearing liabilities...........   820,122         8,929     4.35        826,863         17,891    4.33
  Noninterest-bearing liabilities:
    Demand deposits................................    96,827                               96,539
    Other liabilities..............................     5,851                                6,262
    Stockholders' equity...........................    93,690                               93,388
                                                   ----------                            ----------
      Total  liabilities and stockholders'equity   $1,016,490                           $1,023,052
                                                   ----------                            ----------
                                                   ----------                            ----------
Net interest income and margin                                     $  8,592    3.69%                       $16,908     3.60%
                                                                   --------    ----                        -------     ----
                                                                   --------    ----                        -------     ----


      Interest income is adjusted to taxable equivalents for the tax-exempt assets based upon a Federal income tax rate of 34% for 1997. The fully taxable equivalent adjustment to interest income for the three and six months ended June 30, 1997 was $218 and $440, respectively. The average balance of nonaccrual loans is included in the total loans category. The average balances do not include the effects of SFAS No. 115.

ANALYSIS OF NET INTEREST INCOME
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


                                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
(DOLLARS IN THOUSANDS)                                     JUNE 30, 1996                         JUNE 30, 1996
                                                    --------------------------------      ----------------------------
                                                    AVERAGE                                 AVERAGE
                                                    BALANCE         INTEREST    RATE        BALANCE     INTEREST     RATE
                                                    -------         --------   ------       -------    ---------     ----
ASSETS:
  Interest-earning assets:
    Interest-bearing deposits and Federal funds sold $  3,996          $  53    5.31%       $  6,015        $  154    5.12%
    Taxable securities............................    396,480          5,729     5.78        395,190        11,031    5.58
    Nontaxable securities.........................     21,856            673    12.32         22,113         1,346   12.17
    Loans.........................................    323,750          6,921     8.55        318,133        13,403    8.43
                                                     --------         ------    -----        -------        ------   -----
      Total interest-earning assets...............    746,082         13,376     7.17        741,451        25,934    7.00
  Noninterest-earning assets:
    Cash and due from banks.......................     24,254                                 23,965
    Allowance for loan losses.....................     (6,069)                                (6,050)
    Other assets..................................     46,449                                 45,777
                                                     --------                               --------
      Total assets................................   $810,716                               $805,143
                                                     --------                               --------
                                                     --------                               --------

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Interest-bearing demand deposits..............  $  88,634         $  456     2.06%      $  88,416        $  905    2.05%
    Savings deposits..............................    205,677          1,514     2.94        206,886         3,070    2.97
    Money market deposits.........................     47,014            406     3.45         45,818           768    3.35
    Other time deposits...........................    270,948          3,671     5.42        270,657         7,360    5.44
    Short-term borrowings.........................      7,700            107     5.56          3,912           109    5.57
    Notes payable.................................     23,384            425     7.27         21,549           782    7.26
                                                     --------         ------    -----        -------        ------   -----
      Total interest-bearing liabilities..........    643,357          6,579     4.09        637,238        12,994    4.08
  Noninterest-bearing liabilities:
    Demand deposits...............................     90,649                                 90,441
    Other liabilities.............................      6,812                                  6,811
    Stockholders' equity..........................     69,898                                 70,653
                                                     --------                               --------
      Total liabilities and stockholders' equity     $810,716                               $805,143
                                                     --------                               --------
                                                     --------                               --------

Net interest income and margin....................                  $  6,797    3.64%                      $12,940    3.49%
                                                                    --------    ----                       -------    -----
                                                                    --------    ----                       -------    -----

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

                            Description No. Under
Exhibit                          Item 601 of           Exhibit
Number                          Regulation S-K       Description
-------                    ----------------------    -----------

1                                   (20)              Report furnished
                                                      to securities
                                                      holders.  Second
                                                      Quarter Report.

27                                  (27)              Financial Data
                                                      Schedule

     (b)  Reports on Form 8-K.

          None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PINNACLE BANC GROUP, INC.



Dated:  July 31, 1997                  By: /s/  John J. Gleason, Jr.
        -------------                       --------------------------
                                             John J. Gleason, Jr.
                                             Director, Vice Chairman and
                                             Chief Executive Officer


                                       By: /s/ Sara J. Mikuta
                                           ----------------------------
                                           Sara J. Mikuta
                                           Chief Financial Officer and Treasurer