Form 10-Q
period 1997-09-30
PINNACLE BANC GROUP INC
filed 1997-11-10
CIK 827085

_______________________________________________________________________________

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the period ended September 30, 1997
                                            or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from              to

Commission File Number:  0-18283

                              PINNACLE BANC GROUP, INC.
                              -------------------------
                (Exact name of registrant as specified in its charter)

                Illinois                                       36-3190818
                --------                                       ----------
       (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                     Identification No.)

                 2215 York Road, Suite 208, Oak Brook, Illinois 60523
                 ----------------------------------------------------
                       (Address of principal executive offices)

                                    (630) 574-3550
                                    --------------
                 (Registrant's telephone number, including area code)

_______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  [ X ]    No  [  ]


APPLICABLE ONLY TO CORPORATE ISSUERS:  As of October 31, 1997, the registrant had 7,500,051 shares outstanding of
                                       common stock, $3.12 par value.
_______________________________________________________________________________

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

    Presented on the following pages are the unaudited consolidated balance sheets of Pinnacle Banc Group, Inc. and subsidiaries ("Pinnacle") for September 30, 1997 and December 31, 1996, the related consolidated statements of income for the three and nine month periods ended September 30, 1997 and 1996, and the related consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996.

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

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES

                                             September 30    December 31
  (in thousands; except per share amounts)       1997            1996
                                             ------------    ------------
ASSETS:
  Cash and due from banks. . . . . . . . . .     $26,558        $21,745
  Federal funds sold . . . . . . . . . . . .       1,125          1,350
                                              ----------     ----------
   Total cash and cash equivalents . . . . .      27,683         23,095
  Interest-bearing deposits. . . . . . . . .         270          3,424
  Securities:
   Available for sale. . . . . . . . . . . .     426,182        434,558
   (amortized cost: 9/30/97:  $407,018
                   12/31/96:  $423,857)
  Loans. . . . . . . . . . . . . . . . . . .     509,789        525,069
  Less:  Allowance for loan losses . . . . .      (7,996)        (8,364)
                                              ----------     ----------
   Net loans . . . . . . . . . . . . . . . .     501,793        516,705
  Premises and equipment . . . . . . . . . .      17,404         17,301
  Goodwill and other intangibles . . . . . .      23,676         25,366
  Other assets . . . . . . . . . . . . . . .      22,607         27,927
                                              ----------     ----------
   Total . . . . . . . . . . . . . . . . . .  $1,019,615     $1,048,376
                                              ----------     ----------
                                              ----------     ----------
LIABILITIES:
  Demand deposits:
   Noninterest-bearing . . . . . . . . . . .     $98,669      $ 101,127
   Interest-bearing. . . . . . . . . . . . .      86,430         88,489
  Savings deposits . . . . . . . . . . . . .     283,753        297,399
  Other time deposits. . . . . . . . . . . .     368,854        390,537
                                              ----------     ----------
   Total deposits. . . . . . . . . . . . . .     837,706        877,552
  Short-term borrowings. . . . . . . . . . .      39,481         28,525
  Notes payable. . . . . . . . . . . . . . .      20,625         32,800
  Other liabilities. . . . . . . . . . . . .      12,339          8,675
                                              ----------     ----------
   Total liabilities . . . . . . . . . . . .     910,151        947,552
                                              ----------     ----------
STOCKHOLDERS' EQUITY:
  Preferred stock. . . . . . . . . . . . . .
   1,000 shares authorized, none issued. . .        0              0
  Common stock, $3.125 par . . . . . . . . .      23,438         23,811
   20,000,000 shares authorized; shares issued and
   outstanding:         9/30/97:   7,500,051
                       12/31/96:   7,619,487
  Additional paid-in capital . . . . . . . .      38,519         37,980
  Retained earnings. . . . . . . . . . . . .      34,922         31,985
  Unrealized gains in securities available
    for sale, net of  tax. . . . . . . . . .      12,585          7,048
                                              ----------     ----------
   Total stockholders' equity. . . . . . . .     109,464        100,824
                                              ----------     ----------
    Total. . . . . . . . . . . . . . . . . .  $1,019,615     $1,048,376
                                              ----------     ----------
                                              ----------     ----------

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


                                               For the three months          For the nine months
(in thousands; except per share amounts)        ended September 30            ended September 30
                                               --------------------          -------------------
                                                 1997          1996            1997          1996
                                               -------       -------         -------        -------
INTEREST INCOME:
  Loans. . . . . . . . . . . . . . . . . . .   $10,712       $ 7,066         $32,276        $20,424
  Securities:
   Taxable . . . . . . . . . . . . . . . . .     6,094         5,972          18,049         17,003
   Tax exempt. . . . . . . . . . . . . . . .       396           435           1,189          1,315
  Interest-bearing deposits, Federal funds sold
   and other . . . . . . . . . . . . . . . .        11            29              57            182
                                               -------       -------         -------        -------
   Interest income . . . . . . . . . . . . .    17,213        13,502          51,571         38,924
                                               -------       -------         -------        -------
INTEREST EXPENSE:
  Deposits:
   Interest-bearing demand . . . . . . . . .       449           460           1,359          1,365
   Savings . . . . . . . . . . . . . . . . .     2,168         1,952           6,566          5,790
   Other time. . . . . . . . . . . . . . . .     5,271         3,795          15,966         11,155
  Short-term borrowings. . . . . . . . . . .       456           266           1,241            375
  Notes payable. . . . . . . . . . . . . . .       407           469           1,511          1,251
                                               -------       -------         -------        -------
   Interest expense. . . . . . . . . . . . .     8,751         6,942          26,643         19,936
                                               -------       -------         -------        -------
Net Interest Income. . . . . . . . . . . . .     8,462         6,560          24,928         18,988

  Provision for loan losses. . . . . . . . .         0             0               0              0
                                               -------       -------         -------        -------
   Net interest income after provision
    for loan losses. . . . . . . . . . . . . .   8,462         6,560          24,928         18,988
                                               -------       -------         -------        -------
OTHER INCOME:
  Banking services and other . . . . . . . .     1,491         1,190           4,320          3,579
  Trust services . . . . . . . . . . . . .         738           531           1,902          1,649
  Net securities gains (losses). . . . . . .     3,187            (1)          5,753            132
                                               -------       -------         -------        -------
   Other income. . . . . . . . . . . . . . .     5,416         1,720          11,975          5,360
                                               -------       -------         -------        -------
OTHER EXPENSE: . . . . . . . . . . . . . .
  Salaries, profit sharing and other
    employee benefits. . . . . . . . . . . .     3,539         3,001          10,422          9,033
  Occupancy. . . . . . . . . . . . . . . . .       647           713           1,990          2,061
  Amortization of goodwill and other
   intangibles . . . . . . . . . . . . . . .       600           472           1,794          1,416
  Other operating expenses . . . . . . . . .     2,076         2,517           6,326          5,781
                                               -------       -------         -------        -------
   Other expense . . . . . . . . . . . . . .     6,862         6,703          20,532         18,291
                                               -------       -------         -------        -------
Income before income taxes . . . . . . . . .     7,016         1,577          16,371          6,057
  Provision for income taxes . . . . . . . .     2,353           392           5,526          1,078
                                               -------       -------         -------        -------
NET INCOME . . . . . . . . . . . . . . . . .   $ 4,663       $ 1,185         $10,845        $ 4,979
                                               -------       -------         -------        -------
                                               -------       -------         -------        -------

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING . . . . 7,525,673     6,485,310       7,563,284      6,523,704
EARNINGS PER SHARE . . . . . . . . . . . . .     $0.61        $ 0.18           $1.43        $  0.76

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


             (dollars in thousands)                  For the nine months
                                                      ended September 30
                                                  ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                 1997         1996
                                                  ----------    ----------
  Net income . . . . . . . . . . . . . . . .         $10,845    $  4,979
  Adjustments to reconcile net income to
   net cash provided by operating
      activities:
      Depreciation . . . . . . . . . . . . .           1,328       1,067
      Amortization of goodwill and other
       intangibles . . . . . . . . . . . . .           1,794       1,416
      Amortization of purchase
      accounting adjustments . . . . . . . .            (51)         132
      Discount accretion . . . . . . . . . .         (1,028)      (6,573)
      Premium amortization . . . . . . . . .            202          274
      Provision for loan losses. . . . . . .              0            0
      Gain on sale of securities . . . . . .         (5,753)        (132)
      Decrease (increase) in interest
      receivable . . . . . . . . . . . . . .          4,127         (147)
      Increase in interest payable . . . . .            353          558
      Decrease in other assets . . . . . . .            678          170
      Increase in other liabilities. . . . .            920       20,741
      Other, net . . . . . . . . . . . . . .            163         (490)
                                                  ----------    ----------
          Total adjustments. . . . . . . . .          2,733       17,016
          Net cash provided by
           operating activities. . . . . . .         13,578       21,995
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash portion of acquisition, net of
    cash acquired (Note) . . . . . . . . . .              0      (19,050)
  Proceeds from sale of securities
    available for sale . . . . . . . . . .        1,220,055    1,098,134
  Proceeds from maturities and paydowns of
  securities available for sale. . . . . . .          2,446        7,643
  Purchase of securities available
  for sale . . . . . . . . . . . . . . . . .     (1,199,421)  (1,098,156)
  Net decrease in interest-bearing
  deposits . . . . . . . . . . . . . . . . .          3,155          749
  Net loan principal (advanced) collected. .         14,985      (36,239)
  Premises and equipment expenditures. . . .         (1,380)      (2,562)
                                                  ----------    ----------
          Net cash provided by (used for)
           investing activities . . . . . .          39,840      (49,481)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in total deposits . . . . . .        (39,846)      (7,930)
  Net increase in short-term borrowings. . .         10,956       20,250
  Proceeds from notes payable. . . . . . . .         18,800       12,650
  Principal reductions of notes payable. . .        (30,975)      (7,200)
  Issuance of common stock . . . . . . . . .            709          132
  Purchase and retirement of common stock. .         (3,468)      (2,513)
  Dividends paid . . . . . . . . . . . . . .         (5,006)      (4,039)
                                                  ----------    ----------
        Net cash provided by (used for)
         financing activities. . . . . . . .       (48,830)       11,350
  Net increase (decrease) in cash and
   cash equivalents. . . . . . . . . . . . .         4,588       (16,136)
  Cash and cash equivalents at beginning
   of period . . . . . . . . . . . . . . . .        23,095        41,373
                                                  ----------    ----------
  Cash and cash equivalents at end of
   period. . . . . . . . . . . . . . . . . .       $ 27,683     $ 25,237
                                                  ----------    ----------
                                                  ----------    ----------
CASH PAID DURING PERIOD FOR:
  Interest . . . . . . . . . . . . . . . . .       $ 26,630     $ 19,490
  Income taxes . . . . . . . . . . . . . . .          4,285          928


NOTE:     On September 30, 1996, Financial Security and its subsidiary,
Security Federal, was purchased for a combination of stock and cash.
The cash portion of the acquisition price was $20,140. At the date of purchase, the balance sheet of Financial Security included cash and cash equivalents of $1,090, resulting in a net cash position of $19,050. Shares totalling 1,285,413 were also issued in the transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


EARNINGS PER SHARE:

     In February, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" which superseded Accounting Principles Board Opinion 15. SFAS No. 128 requires disclosure of basic earnings per share ("EPS"), which replaces primary EPS, and diluted EPS, which was formerly called fully diluted EPS. Basic EPS does not require dilution for any potentially dilutive items such as stock options or convertible stock. SFAS No. 128 is effective for periods ending after December 15, 1997, and requires, upon adoption, restatement of all prior period EPS data presented. The adoption of SFAS No. 128 would have had no impact on Pinnacle's reported earnings per share for the nine and three months ended September 30, 1997 and 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              (Dollars in thousands, except per share amounts)

         NET INCOME - NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
         -----------------------------------------------------------

     Consolidated net income was $10,845, or $1.43 per share, on a fully diluted basis for the nine months ended September 30, 1997, compared to the $4,979, or $0.76 per share, earned in the first nine months of 1996. The annualized return on average assets was 1.42% for the first nine months of 1997 and 0.81% for the first nine months of 1996. For each period, the return on average equity was 15.4% and 9.4%, respectively. Return on average assets and equity for the same periods, calculated using the effects of SFAS No. 115, would not be materially different.

     The primary factors for higher earnings were twofold. Net interest income increased 31% compared to the same period one year ago, with a corresponding increase in the net interest margin to 3.66% from 3.52% for the same periods. The increase was the result of the 25% rise in average earning assets due to the acquisition of Financial Security and its wholly-owned subsidiary, Security Federal Savings and
Loan Association of Chicago ("Security").   Net securities gains were
$5,753 compared to $132 in gains during the same period a year ago.

     Other operating income, excluding net securities gains, increased 19% compared with the same period of 1996. Other expenses increased 12%. The acquisition contributed to both increases.

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

     During the first nine months of 1997, Pinnacle's average earning assets were $932,089, a 25% increase from the comparable period of the previous year. The net interest margin for the first nine months of 1997 was 3.66%, up from 3.52% of the same period a year ago. Net interest income on a fully taxable equivalent basis was $25,588 for the first nine months of 1997, or 30% higher than the comparable period in 1996. Actual net interest income increased 31% as the result of the increase in the net interest margin and the increase in average earning assets.

     The yield earned on total earning assets was 7.47% for the first nine months of 1997 compared to 7.07% for the same period of 1996.
The increase resulted primarily from an increase in average loans as a percent of earning assets to 56% from 44%. The rate earned on interest-bearing deposits and Federal funds sold decreased 140 basis points. Pinnacle was primarily in a funds sold position in the first half of 1996 which was at a higher rate than current balances in this category. The remaining balances in interest-bearing funds related to funds held in interest-bearing accounts at the Federal Home Loan Bank.

     The average rate on taxable securities increased 40 basis points to 6.13% for the first nine months of 1997. The increase in the yield on taxable securities was primarily a result of the higher level of rates paid on the securities compared to those carried a year ago.
The average volume of taxable securities remained relatively flat.
The yield earned on non-taxable securities increased 3 basis points while the average balance decreased $2,159. The rate earned on loans decreased 6 basis points. This decrease related primarily to the acquisition where most of the loans were real estate related which traditionally carry a lower rate than commercial or installment type loans. The decrease in the rate earned on loans was, however, offset by the increase in average balances of loans of $191,578 or 59%.

     The average cost of interest-bearing liabilities increased 22 basis points to 4.34% from 4.12% paid in the first nine months of 1996. The average rate paid on interest-bearing demand deposits remained relatively flat while the rates paid on savings deposits decreased 8 basis points and the rates paid on money market deposits increased 2 basis points. The average rate paid on other time deposits increased 14 basis points to 5.61% from 5.47% of a year ago. Pinnacle has taken action at appropriate intervals to adjust the rates on deposit accounts to keep them in line with market rates as well as to meet the needs of its particular customer bases. Rates paid on time deposits have been relatively flat since the first quarter of 1996. The acquisition, however, added a significant portion of other time deposits at rates higher than those offered by Pinnacle. Management anticipates the increase in rates paid on other time deposits to stabilize or even drop as these higher paying time deposits mature and renew at lower rates or run off. Approximately $26,000 in these higher paying time deposits at Security have matured and have not been renewed. All other deposit categories at Security have remained stable. Average balances in all deposit categories increased due to the acquisition.

     The average rate paid on short-term borrowings increased 30 basis points, while the average balance increased $18,843. Increases or decreases in the average balance of this category fluctuate due to Pinnacle's subsidiary banks' daily liquidity needs, such as loan growth and the maturity of the above-mentioned Security's time deposits. Also contributing the increase was the assumption of Security's fixed term advances from the Federal Home Loan Bank. The average balance in Pinnacle's notes payable increased $5,462 due primarily to the purchase of Security as well as other corporate needs. The rate paid decreased 17 basis points as the indices (Prime or LIBOR), to which the notes payable are tied, were lower in the first nine months of 1997 compared to a year ago.

     A detailed Analysis of Net Interest Income for the nine and three month periods ended September 30, 1997 and 1996 is included on Pages 14 and 15.

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

     There was no provision for loan losses in the first nine months of 1997, as well as no provision for the first nine months of 1996. Pinnacle had net charge-offs of $368 in the first nine months of 1997 compared to net recoveries of $76 in 1996. The increase in net charge-offs relates primarily to loans charged off from Security. Pinnacle continues not to record a provision for loan losses due to several factors, including the level of allowance for possible loan losses to total loans; management's assessment of the overall adequacy of the allowance for loan losses as well as the high level of real estate secured loans within the portfolio. Insignificant losses have been recorded on real estate secured loans in the last three years.

     Total nonperforming assets totalled $7,890 at September 30, 1997, a decrease of $2,453, over the $10,343 at December 31, 1996. Non-performing assets consisted of $4,438 in non-accrual loans, $1,803 in loans past due greater than 90 days and still accruing, $1,251 in restructured loans, and $398 in other real estate owned. Approximately forty-three percent of these nonperforming assets resulted from the acquisition of Security in 1996. The investment in impaired loans at quarter end includes all nonaccrual loans over $100,000 and restructured loans. All are included in the above nonperforming asset numbers.

     Pinnacle maintains a system of review of the credit quality of the loan portfolio, including the use of an independent credit review system as well as an internal "Watch List" to identify potential problem loans. Currently, there are approximately $2,001 in potential problem loans which are identified through that review process that are not considered nonperforming and are not included in totals above.

NONINTEREST INCOME AND EXPENSE

     The major components of Pinnacle's noninterest income consist of service charges on deposit accounts and other banking income, trust fees and net gains or losses on the sale of securities. Fees on banking services and other income were $4,320 for the nine months ended September 30, 1997 compared to $3,579 in the same period of 1996. The increase in fees on banking services and other income
primarily relate to the acquisition.   Trust fees increased 15% on a
period-to-period basis. Total trust assets under management amounted to $311,000 at September 30, 1997, or a 17% increase of a year ago.

     Gains on the sale of securities, on a pre-tax basis, were $5,753 for the first nine months of 1997 compared to net gains of $132 in the same period of 1996. The net gains on a year to date basis in 1997 consisted of gains of $2,842 recorded on the sale of equity securities as part of Pinnacle's equity investment program in other financial institutions and net gains of $2,911 from the sale of U. S. Treasury securities as part of Pinnacle's portfolio funds management system. The net gains in 1996 related to the portfolio funds management system.

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

     Management has always viewed the gains recorded on the U. S. Government program as closely related to its net interest income as opposed to one-time security gains or losses. Accordingly, since implementation of the program, the yield on Pinnacle's U. S. Government portfolio has outperformed the U. S. Treasury yield for comparable maturities by 29 basis points and by including the net gains since inception of the program, the total yield is 126 basis points higher than the same index. For the first nine months of 1997, due to the relative flatness of the yield curve, the portfolio has slightly underperformed the index by 4 basis points but by including the gain on sale, outperformed the index by 106 basis points. The most recent sale of term portfolio, which netted $2,642 in gains, will also have the effect of reducing the interest yield earned on the portfolio by approximately 30 basis points.

     Noninterest expense increased 12% for the first nine months of 1997 compared to the same period last year. The increase in noninterest expense is due primarily to the acquisition. Employee compensation and benefits increased 15%; excluding the effect of the acquisition, this category would have increased approximately 5%. Occupancy expense decreased 3% while other expense increased 9%. Included in these expenses are added data processing and equipment costs which relate to the conversion of Security to Pinnacle's data processing system which was done at the time of the merger of Security into Pinnacle Bank in the first quarter of 1997. In the second quarter of 1997, Pinnacle Bank, F.S.B. was merged into Pinnacle Bank and incurred certain data processing charges relating to ATM's. Consulting expenses increased $170 due to payment of consulting services to certain of Financial Security's former officers. Other expenses such as advertising, supplies and postage also increased due to the acquisition. Offsetting the increase in other expenses due to the acquisition, was the decrease in the FDIC insurance premium of $784. In September, 1996, a onetime charge of $750 was made for the special assessment by the FDIC to recapitalize the Savings Association Insurance Fund ("SAIF") pursuant to legislation signed on September 30, 1996 for SAIF insured deposits at Pinnacle Bank, FSB and Pinnacle Bank.

INCOME TAXES

     Pinnacle's Federal income tax return is prepared on a consolidated basis including the accounts of its subsidiary banks. The provision for income taxes was $5,526 for the first nine months of 1997 compared with a provision of $1,078 for the first nine months of 1996. The higher provision for taxes in the first nine months of 1997 was primarily the result of higher pre-tax income in the first nine months of 1997, versus the lower pre-tax income in the same period of 1996.

        NET INCOME - THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Consolidated net income was $4,663, or $0.61 per share, on a fully diluted basis for the three months ended September 30, 1997 (the "third quarter"), compared to $1,185, or $0.18 per share, earned in the third quarter of 1996. The annualized return on average assets was 1.86% for the third quarter of 1997 and 0.57% for the third quarter of 1996. For each period, the return on average equity was 19.6% and 6.7%, respectively.

     The primary factors for the increase in net income was the increase in net interest income and higher net gains recorded on the sale of securities. Net interest income increased $1,902, or 29%. Net securities gains of $3,187 were recorded versus net losses of $(1) for the same period a year ago. Other income, exclusive of securities transactions, increased $508, or 30%. Other expense increased $159, or 2%.

NET INTEREST INCOME

     During the third quarter of 1997, Pinnacle's average earning assets were $918,026 compared to $833,407 with the comparable period of the previous year. The increase was due to the acquisition. The net interest margin of the third quarter of 1997 was 3.78% compared to 3.57% for 1996. Net interest income on a fully taxable equivalent basis was $8,682 for the third quarter of 1997, or 28% higher than the comparable period in 1996. Actual net interest income increased 29%.

     The yield earned on total earning assets was 7.60% for the third quarter of 1997 compared to 7.22% for the same period of 1996. The increase resulted primarily from the increase in average earning assets as a result of the acquisition. The yield on interest-bearing deposits decreased 200 basis points while average balances decreased $774. While the average balance of taxable securities decreased $9,214, the yield on the portfolio increased 27 basis points. The yield earned on loans increased 10 basis points to 8.41% due to the increase in prime rate. The average balance of loans increased 50%, or $169,265 due to the acquisition of Security. Total interest income, on a fully taxable equivalent basis, increased $3,699.

     The average cost of interest-bearing liabilities increased by 17 basis points to 4.38% from the 4.21% paid in the third quarter of 1996. The average rates paid on interest-bearing demand and savings deposits decreased slightly. The average rate paid on money market accounts decreased by 14 basis points. The average rate paid on other time deposits increased 16 basis points as the acquisition added time deposits which were paid a higher rate. The rates paid on other short-term borrowings increased 36 basis points as rates due to higher market rates as well as the addition of the Federal Home Loan Bank borrowings of Security.

PROVISION FOR LOAN LOSSES

     There was no provision for loan losses for the third quarter of 1997, as well as no provision for the third quarter of 1996. Pinnacle had net recoveries of $116 in 1997 compared to net recoveries of $38 in 1996.

NONINTEREST INCOME AND EXPENSE

     Fees on banking services and other income were $1,491 for the three months ended September 30, 1997 compared to $1,190 in the same period of 1996, an increase of 25% due primarily to the acquisition as well as ATM surcharge income. Trust fees increased 39% to $738.

     On a pre-tax basis, net gains on the sale of securities were $3,187 for the third quarter of 1997 compared to net losses on the sale of securities of $(1) in the same period of 1996. The gross and net gains in the third quarter of 1997 were $3,187. The gross and net losses realized in the third quarter of 1996 were $(1).

     All of the net securities gains recorded by Pinnacle in the third quarter of 1997 related to its U. S. Government securities portfolio. The loss in the third quarter of 1996 related to the call of a non-taxable security.

     Non-interest expense increased 2% as a result primarily of the acquisition. Absent the $750 SAIF provision, the increase due to acquisition would have been 15%.

INCOME TAXES

     The provision for income taxes was $2,353 for the third quarter of 1997 compared with $392 provision for the third quarter of 1996. The higher provision for taxes in the third quarter of 1997 was primarily the result of higher pre-tax income in the third quarter of 1997.

                               BALANCE SHEET

     Total consolidated assets were $1,019,615 at September 30, 1997, or a 3% decrease from year-end 1996.

     Total securities were $426,182 at September 30, 1997 and consisted of U. S. Government securities amounting to $356,416, mortgage-backed securities and CMO's of $4,948, state and municipal bonds of $22,849, and corporate and other securities of $41,969. The total securities outstanding at September 30, 1997 decreased 2% from year-end 1996 but retained relatively the same mix.

     U. S. Government securities amounted to $356,416, or 35% of assets, at September 30, 1997. The average remaining maturity of these securities was approximately 35 months. U. S. Government securities are part of Pinnacle's term taxable securities strategy which has been designed to manage Pinnacle's interest rate risk and to take advantage of the slope in the yield curve. The decision to undertake intermittent sales of these securities is based on management's assessment of economic conditions. For example, management will undertake sales of securities based on the slope of the yield curve and its determination that the reinvestment of the proceeds into a longer or shorter term security is an acceptable alternative given management's assessment of interest rate risk. At September 30, 1997, U. S. Government securities had gross unrealized gains of $1,369 and gross unrealized losses of $(323) on a pre-tax basis.

     Other securities held by Pinnacle, amounting to $69,766 at September 30, 1997, consisted of mortgage-backed, CMO's, state and municipal, and corporate and equity securities. At quarter end, these securities had gross unrealized gains of $18,328 and gross unrealized losses of $(210) on a pre-tax basis. Currently, Pinnacle is not using any derivatives for hedging or other purposes.

     Due to the acquisition, loans are now Pinnacle's most significant balance sheet asset. Total loans amounted to $509,789 at September 30, 1997, down 3% from year-end 1996. The decrease was primarily due to payments received on loans purchased by Security prior to the acquisition. At September 30, 1997, 21% of the loans were commercial, 67% were real estate, and 12% were installment loans. Pinnacle's loan to asset ratio was 50% at September 30, 1997.

     Goodwill and other intangibles amounted to $23,676, or 22% of stockholders' equity at September 30, 1997.

     Total deposits were $837,706 at September 30, 1997, or 5% lower than year-end 1996. The decrease in deposits was primarily in other time deposits which dropped $21,683 from year end. This decrease was due primarily to the run-off of deposits from Security. These deposits were 5-year or 13-month term higher yielding time deposits that were part of advertising promotions by Security in previous years. Certain steps were taken by management to maintain "core" customers while other customers were "rate shoppers" and moved for special term and rate deposits at other financial institutions. At September 30, 1997, the percentage of total deposits for each category were noninterest-bearing deposits, 12%; interest-bearing demand deposits, 10%; savings accounts (including money market accounts), 34%; and other time deposits, 44%.

     Pinnacle's notes payable were $20,625 at September 30, 1997. Outstandings were used for the acquisition of Acorn Financial Corp in January, 1995; for the acquisition of Financial Security; and the purchase of other equity securities. Pinnacle's notes payable are borrowings under a $35,000 revolving line of credit. At year-end 1996, outstandings consisted of $30,000 outstanding on acquisition and equity security purchases and $2,800 drawn on the line of credit.

                             CAPITAL RESOURCES

     Total stockholders' equity of Pinnacle was $109,464 at September 30, 1997 and $100,824 at December 31, 1996. The ratio of equity to assets was 10.74% and 9.62% at each period end, respectively.

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

     The following table provides an analysis of the minimum capital requirements (as defined for a well-capitalized bank), ratios and the excess over the minimum which Pinnacle holds as capital as of September 30, 1997, in thousands (except percentages).

                        MINIMUM   MINIMUM                        EXCESS
                        REQUIRED  REQUIRED   ACTUAL    ACTUAL     OVER
                         RATIO     AMOUNT    RATIO     AMOUNT    MINIMUM

Leverage Capital         3.00%     $29,501     7.44%   $73,203   $43,702
Risk-based Capital:
   Tier One              4.00       19,092    15.34     73,203    54,111
   Total (Tier Two)      8.00       38,184    16.59     79,169    40,985

     At December 31, 1996, Pinnacle's total risk-based capital ratio was 15.01%.

     In addition, each of Pinnacle's subsidiary banks must meet similar minimum capital requirements as prescribed by Federal and state banking regulatory authorities. At September 30, 1997, Pinnacle and each of its subsidiary banks was in compliance with the current capital guidelines and are considered "well-capitalized" under regulatory standards.

     Book value per share was $14.60 at September 30, 1997 compared to $13.23 at December 31, 1996. Dividends amounting to $0.66 per share were paid in the first nine months of 1997.

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

     Pinnacle's cash flows are comprised of three general types. Cash flows from operating activities are primarily Pinnacle's net income, adjusted for non-cash items. Cash flows from investing activities consist of loans made to and collected from customers; and purchases, sales and maturities of securities available for sale. Cash flows from financing activities are determined by Pinnacle's deposit base and from Pinnacle's ability to borrow and repay debt and issue or repurchase stock. For the nine months ended September 30, 1997, cash flows were generated primarily from operations of $13,578, the net decrease in securities of $23,080, the decrease in interest-bearing deposits of $3,155 and the collection of loan principal of $14,985. Cash flow uses and needs include a $39,846 decrease in deposits, a $12,175 net reduction in notes payable, purchases and retirements of common stock of $3,468, and $5,006 to pay dividends. Pinnacle's net cash position increased $4,588, with the increase primarily in cash and due from banks.

     Pinnacle's subsidiary banks have a relatively stable base of deposits and any increased loan demand can be sufficiently funded without a material change in its balance sheet. Pinnacle's corporate strategy includes acquisitions of other financial institutions. Certain acquisitions could be funded with debt and/or issuances of stock. Reductions of debt would be made from Pinnacle's earnings.

     At September 30, 1997, Pinnacle had lines of credit with an unaffiliated bank from which $14,375 had not been drawn. The remaining outstanding balance of $20,625 is related to the acquisitions and equity securities purchases and is secured by the stock of Pinnacle's subsidiary banks as well as certain equity securities held by the holding company.

     Regulatory requirements exist which influence Pinnacle's liquidity and cash flow needs. These requirements include the maintenance of satisfactory capital ratios on a consolidated and subsidiary bank basis, restrictions on the amount of dividends which a subsidiary bank may pay and reserve requirements with the Federal Reserve Bank. Based on these restrictions, at October 1, 1997, bank subsidiaries could have declared approximately $5,353 in dividends without requesting approval of the applicable Federal or State regulatory agency. Pinnacle Bank received approval from appropriate regulatory authorities for the redemption of common stock. The redemption, made in July, 1997, has reduced Pinnacle Bank's capital by $15,737, however, it will remain within regulatory guidelines for a well capitalized bank. The money was used to pay down holding company debt and other corporate needs.
In addition, Pinnacle has made loan commitments which could result in increased cash flow requirements for loans. Management is of the opinion that these regulatory requirements, stock redemption, and loan commitments will not have a significant impact on the liquidity of Pinnacle. Management is not aware of any known trends, events or uncertainties that will have, or that are reasonably likely to have, a material effect on Pinnacle.
Currently, Pinnacle Bank is in the process of building a new branch in the far west suburbs of Chicago. The cost of this branch, including land, is estimated to be approximately $2,000. Pinnacle Bank of the Quad-Cities is also constructing a new branch in East Moline, Illinois. Total cost of this project will be approximately $1,000. Management is also not aware of any current recommendations by the regulatory authorities which, if implemented, would have an adverse material effect on Pinnacle.

ANALYSIS OF NET INTEREST INCOME
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


                                                       Three months ended                  Nine months ended
(DOLLARS IN THOUSANDS)                                 September 30, 1997                 September 30, 1997
                                                 -----------------------------    ----------------------------
                                                  Average                         Average
                                                  Balance   Interest   Rate       Balance     Interest     Rate
                                                 --------   --------  ------     ---------   ---------  --------

ASSETS:. . . . . . . . . . . . . . . . . . .
Interest-earning assets:
 Interest-bearing deposits and Federal
    funds sold . . . . . . . . . . . . . . .       $1,399       $11    3.15%       $2,032          $57    3.74%
 Taxable securities . . . . . . . . . . . . .     386,444     6,094    6.31       392,795       18,049    6.13
 Nontaxable securities. . . . . . . . . . . .      19,939       600   12.04        19,880        1,801   12.08
 Loans. . . . . . . . . . . . . . . . . . . .     510,244    10,728    8.41       517,382       32,324    8.33
                                                 --------   --------  ------     ---------   ---------  --------
 Total interest-earning assets . . . . . . .      918,026    17,433    7.60       932,089        52,23   17.47
Noninterest-earning assets:
 Cash and due from banks. . . . . . . . . . .      26,486                          25,835
 Allowance for loan losses. . . . . . . . . .      (7,953)                         (8,024)
 Other assets . . . . . . . . . . . . . . . .      66,650                          66,465
                                                 --------                      ----------
 Total assets. . . . . . . . . . . . . . . .   $1,003,209                      $1,016,365
                                                 --------                      ----------
                                                 --------                      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
 Interest-bearing demand deposits . . . . . .    $ 88,315    $  449    2.03%     $ 88,693       $1,359    2.04%
 Savings deposits . . . . . . . . . . . . . .     243,080     1,779    2.93       245,771        5,337    2.89
 Money market deposits. . . . . . . . . . . .      45,521       389    3.42        47,583        1,229    3.44
 Other time deposits. . . . . . . . . . . . .     370,374     5,271    5.69       379,432       15,966    5.61
 Short-term borrowings. . . . . . . . . . . .      29,802       456    6.13        27,632         1,24   15.99
 Notes payable. . . . . . . . . . . . . . . .      22,254       407    7.32        28,479        1,511    7.08
                                                 --------   --------  ------     ---------   ---------  --------
 Total interest-bearing liabilities. . . . .      799,346     8,751    4.38       817,590       26,643    4.34
Noninterest-bearing liabilities:
 Demand deposits. . . . . . . . . . . . . . .     100,495                          97,872
 Other liabilities. . . . . . . . . . . . . .       8,342                           6,963
 Stockholders' equity . . . . . . . . . . . .      95,026                          93,940
                                                 --------                      ----------
 Total liabilities and stockholders'
  equity . . . . . . . . . . . . . . . . . .   $1,003,209                      $1,016,365
                                               ----------                      ----------
                                               ----------                      ----------
Net interest income and margin . . . . . . .                 $8,682    3.78%                   $25,588    3.66%
                                                             ------    ----                    -------    ----
                                                             ------    ----                    -------    ----


Interest income is adjusted to taxable equivalents for the tax-exempt assets based upon a Federal income tax rate of 34% for 1997. The fully taxable equivalent adjustment to interest income for the three and nine months ended September 30, 1997 was $220 and $660, respectively. The average balance of nonaccrual loans is included in the total loans category. The average balances do not include the effects of SFAS No. 115.

ANALYSIS OF NET INTEREST INCOME
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


                                                           Three months ended                    Nine months ended
(DOLLARS IN THOUSANDS)                                     September 30, 1997                    September 30, 1997
                                                      ----------------------------          ----------------------------
                                                      Average                                Average
                                                      Balance   Interest   Rate              Balance     Interest     Rate
                                                      --------   --------  ------           ---------   ---------  --------
ASSETS:
 Interest-earning assets:
    Interest-bearing deposits and Federal funds sold $  2,173     $   28      5.15%          $  4,725        $  182    5.14%
    Taxable securities . . . . . . . . . . .          395,658      5,972      6.04            395,347        17,003    5.73
    Nontaxable securities. . . . . . . . . .           21,892        646     11.81             22,039         1,992   12.05
    Loans. . . . . . . . . . . . . . . . . .          340,979      7,088      8.31            325,804        20,491    8.39
                                                     --------   --------    ------           --------      --------   ------
      Total interest-earning assets. . . . .          760,702     13,734      7.22            747,915        39,668    7.07
  Noninterest-earning assets:. . . . . . . .
    Cash and due from banks. . . . . . . . .           24,135                                  24,022
    Allowance for loan losses. . . . . . . .           (6,101)                                 (6,067)
    Other assets . . . . . . . . . . . . . .           54,671                                  48,763
                                                     --------                                --------
      Total assets . . . . . . . . . . . . .         $833,407                                $814,633
                                                     --------                                --------
                                                     --------                                --------

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Interest-bearing demand deposits . . . .         $ 88,657    $   460      2.08%          $ 88,497      $  1,365   2.06%
    Savings deposits . . . . . . . . . . . .          203,538      1,519      2.99            205,762         4,589   2.97
    Money market deposits. . . . . . . . . .           48,629        433      3.56             46,762         1,201   3.42
    Other time deposits. . . . . . . . . . .          274,365      3,795      5.53            271,902        11,155   5.47
    Short-term borrowings. . . . . . . . . .           18,438        266      5.77              8,789           375   5.69
    Notes payable. . . . . . . . . . . . . .           25,921        469      7.24             23,017         1,251   7.25
                                                     --------   --------    ------           --------      --------  ------
      Total interest-bearing liabilities . .          659,548      6,942      4.21            644,729        19,936   4.12
  Noninterest-bearing liabilities:
    Demand deposits. . . . . . . . . . . . .           94,161                                  91,690
    Other liabilities. . . . . . . . . . . .            8,616                                   7,417
    Stockholders' equity . . . . . . . . . .           71,082                                  70,797
                                                     --------                                ---------
  Total liabilities and
    stockholders' equity . . . . . . . . . .         $833,407                                $814,633
                                                     --------                                ---------
                                                     --------                                ---------
Net interest income and margin . . . . . . .                      $6,792      3.57%                         $19,732   3.52%
                                                                  ------      ----                          -------   ----
                                                                  ------      ----                          -------   ----


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


                         Description No. Under
Exhibit                       Item 601 of                    Exhibit
Number                      Regulation S-K                 Description
-------                  ---------------------             -----------

1                                (20)                  Report furnished to
                                                       securities holders.
                                                       Third Quarter Report.


27                               (27)                 Financial Data Schedule.

     (b)  Reports on Form 8-K.

          None.

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PINNACLE BANC GROUP, INC.

Dated:  November 3, 1997                By: /s/ John J. Gleason, Jr.
                                            -------------------------
                                            John J. Gleason, Jr.
                                            Director, Vice Chairman and
                                            Chief Executive Officer



                                        By: /s/ Sara J. Mikuta
                                            -------------------------
                                             Sara J. Mikuta
                                             Chief Financial Officer and
                                             Treasurer