Form 10-K
period 1997-12-31
PINNACLE BANC GROUP INC
filed 1998-03-24
CIK 827085

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997
                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from _______________ to ________________

                         Commission file Number 0-18283
                                                -------
                              PINNACLE BANC GROUP, INC.

             (Exact name of registrant as specified in its charter)
              Illinois                                     36-3190818
              --------                                     ----------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

      2215 York Road, Suite 306, Oak Brook, Illinois              60523
      -----------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code (630) 574-3550

         Securities registered pursuant to Section 12(b) of the Act:

                Title of each class          Name of each exchange on
                                                which registered
                      None                            None
                      ----                            ----

             Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $3.12 par value
                          -----------------------------
                                 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             [X] Yes     [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 17, 1998, was approximately $148,212,000.

As of March 17, 1998, the registrant had 7,507,523 shares outstanding of common stock, $3.12 par value.

Parts of the 1997 Annual Report to Stockholders have been incorporated by reference into Part II of the Form 10-K. Parts of the Proxy Statement to Stockholders for the Annual Meeting to be held on April 21, 1998 have been incorporated by reference into Part III of the Form 10-K.

                             FORM 10-K TABLE OF CONTENTS

PART I
Item 1.   Business..........................................................   1
Item 2.   Properties........................................................   4
Item 3.   Legal Proceedings.................................................   5
Item 4.   Submission of Matters to a Vote of Security Holders...............   5

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder
            Matters.........................................................   5
Item 6.   Selected Financial Data...........................................   6
Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................   6
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk........   6
Item 8.   Financial Statements and Supplementary Data.......................   6
Item 9.   Disagreements on Accounting and Financial Disclosures.............   6

PART III
Item 10.  Directors and Executive Officers of the Registrant................   7
Item 11.  Executive Compensation............................................   7
Item 12.  Security Ownership of Certain Beneficial Owners and Management....   7
Item 13.  Certain Relationships and Related Transactions....................   7

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...   7

SIGNATURES..................................................................  15

                                     PART I

ITEM 1.  BUSINESS

Pinnacle Banc Group, Inc. (the "Corporation") is a multi-bank holding company registered under the Bank Holding Company Act and is engaged in the business of banking through the ownership of subsidiary banks. At December 31, 1997 the Corporation had total consolidated assets of $1,034,811,000, total loans of $510,207,000, total deposits of $846,469,000, and total stockholders' equity of $115,458,000. The Corporation's principal office is 2215 York Road, Suite 306, Oak Brook, Illinois 60523. The Corporation has fifteen banking locations in the metropolitan areas of Chicago and Quad-Cities, Illinois.

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

Since the date of the merger, SBH Corp., parent company of Bank of Silvis (the "Silvis Bank"), was merged into the Corporation on September 29, 1989. The Berwyn National Bank (the "Berwyn Bank") was purchased on February 1, 1992. The Henry County Bank was purchased on March 27, 1992. Batavia Financial Corporation, parent company of Batavia Savings Bank, F.S.B., was merged into Pinnacle on December 31, 1992. In 1996, Batavia Savings Bank, F.S.B. changed its name to Pinnacle Bank, F.S.B. ("FSB"). In April, 1997, FSB was merged into Pinnacle Bank.

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

The Corporation owns 100% of the common stock of Pinnacle Bank and Pinnacle Bank of the Quad-Cities.

The Corporation is a legal entity separate and distinct from its subsidiary banks. The major sources of the Corporation's revenues are dividends from its subsidiary banks and gains on sales of its equity securities.

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

The Pinnacle Bank, a state banking corporation organized under the laws of Illinois, was formed on July 9, 1993 through the merger of the Cicero Bank, Harvey Bank and Berwyn Bank with and into the LaGrange Park Bank. The Cicero Bank was originally organized in 1921, the Harvey Bank in 1937, the Berwyn Bank in 1937 and the LaGrange Park Bank in 1962. The Bank's main office is located in Cicero, Illinois, with full service branches in Harvey, Berwyn, Oak Park, LaGrange Park, Westmont, Elburn, Batavia, and Chicago (West Town) and limited service facilities in Cicero, Niles and North Riverside. In January, 1998, a full service branch opened in Warrenville, Illinois. At December 31, 1997, the Bank had total assets of $866 million.

The Quad-Cities Bank was organized as a state banking corporation with the name Bank of Silvis under the laws of the State of Illinois in 1950. On December 7, 1992, The Henry County Bank, organized as a state banking corporation under the laws of the State of Illinois in 1968, was merged with and into Bank of Silvis and the name of the merged entity was changed to Pinnacle Bank of the Quad-Cities. The Bank's main office is located in Silvis, Illinois, with a full service branch located in Colona (formerly Green Rock), Illinois. Each community is part of the Quad-Cities area of Illinois. As of December 31, 1997, the Bank had total assets of $117 million. In the second quarter of 1998, a full service branch will open in Moline, Illinois.

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

EMPLOYEES

At December 31, 1997, the Corporation and its subsidiary banks employed 370 persons on a full-time equivalent basis.

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

     BANKS. The operations of Pinnacle Bank and Quad-Cities Bank are subject to federal and state statutes and regulations applicable to banks chartered under the banking laws of the State of Illinois and to regulation by the Federal Deposit Insurance Corporation ("FDIC"). Pinnacle Bank is a member of the Federal Home Loan Bank of Chicago.

The Federal Reserve System, the FDIC and the State of Illinois Office of Banks and Real Estate regularly examine, where applicable, such areas as reserves, loans, investments, management practices and other aspects of the banks' operations. These examinations are designed for the protection of the banks' depositors and not for its stockholders. In addition to these regular examinations, the banks must furnish periodic reports to the regulatory authorities containing a full and accurate statement of its affairs. As members of the FDIC, the banks' deposits are insured as provided by law. Effective January 1, 1993, a risk-based deposit insurance assessment program was placed into effect by the FDIC. Insurance premiums are to be determined based on the level of a bank's capital and supervisory evaluation. As of the current date, each of the Corporation's subsidiary banks were in the lowest premium assessment category.

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

In 1991, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was enacted into law. FDICIA provides for, among other things, the recapitalization of the FDIC Insurance Fund; enhanced federal supervision of depository institutions, including greater authority for the appointment of a conservator or receiver for undercapitalized institutions; the adoption of safety and soundness standards by the Federal banking regulators, on matters such as loan underwriting and documentation, interest rate risk exposure and compensation and other employee benefits; the establishment of risk-based deposit insurance premiums; liberalization of the qualified thrift lender test; greater restrictions on transactions with affiliates; mandated consumer protection disclosures with respect to deposit accounts; and expanded reporting requirements including statements by management regarding internal controls and regulatory compliance.

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

ITEM 2.  PROPERTIES

The corporate offices of the Corporation are located at 2215 York Road, Suite 306, Oak Brook, Illinois 60523. These offices, consisting of approximately 2,000 square feet, have been leased by the Corporation until 2002.

Pinnacle Bank owns its main banking office located at 6000 West Cermak Road, Cicero, Illinois 60804. The main office consists of approximately 41,500 square feet.

Pinnacle Bank has nine other full service banking offices. The Harvey Banking Center is located at 174 East 154th Street, Harvey, Illinois 60426 with an adjacent drive-in facility and parking lot. The main building consists of approximately 33,000 square feet. The Berwyn Banking Center is located at 7112 West Cermak Road, Berwyn, Illinois 60402. The building consists of approximately 15,000 square feet. The Oak Park Banking Center, containing approximately 21,000 square feet, is located at 840 South Oak Park Avenue, Oak Park, Illinois 60304. The Westmont Banking Center contains approximately 23,000 square feet and is located at 640 Pasquinelli Drive, Westmont, Illinois 60559. The Batavia Banking Center consists of 8,640 square feet and is located at 165 West Wilson Street, Batavia, Illinois 60510. The Elburn Banking Center consists of approximately 2,400 square feet and is located at 415 South Main Street, Elburn, Illinois 60119. The Chicago (West
Town) Banking Center consists of approximately 20,000 square feet and is located at 1209 North Milwaukee Avenue, Chicago, Illinois 60622. The newly constructed Warrenville Banking Center, which opened January 5, 1998, consists of approximately 4,500 square feet and is located at 3601 Winfield Road, Warrenville, Illinois 60555. All aforementioned buildings are owned by Pinnacle Bank. The LaGrange Park Banking Center is located in a leased office at Oak and Sherwood Streets, LaGrange Park, Illinois 60525. Six years remain on the term of the lease. The office consists of approximately 11,500 square feet.

Pinnacle Bank has three limited service banking facilities. An owned facility containing approximately 2,500 square feet is located at 2500 South Cicero Avenue, Cicero, Illinois 60804. This facility, with certain expanded services, was constructed in 1995. A leased facility containing approximately 2,000 square feet is located at 7373 West 25th Street, North Riverside, Illinois 60546. Ten years remain on the term of the lease. A limited service leased banking facility containing approximately 900 square feet is located at 5697 West Touhy Avenue, Niles, Illinois 60714. Approximately one year remains on the lease.

Pinnacle Bank has a lease, expiring in 2008, on approximately 26,000 square feet of office space located at 1144 Lake Street, Oak Park, Illinois 60301. The space will be used as an operations center housing all operating departments of Pinnacle Bank which are currently located in various banking centers. The move to the leased office space is anticipated during the second quarter of 1998.

Pinnacle Bank of the Quad-Cities owns it main banking office located at 1100 First Avenue, Silvis, Illinois 61282. The main office consists of approximately 10,600 square feet. Pinnacle Bank of the Quad-Cities has a full service branch office located at 107 First Street, Colona, Illinois 61241, which consists of approximately 4,000 square feet. In the second quarter of 1998, Pinnacle Bank of the Quad-Cities will have a full service branch office in Moline, Illinois, which will consist of approximately 3,700 square feet.

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

The following table sets forth the high and low sales prices of the Corporation's common stock by quarter as reported by NASDAQ.

                       1997                           1996
            ----------------------------    ---------------------------
                                 CASH                           CASH
QUARTER       HIGH      LOW    DIVIDENDS     HIGH      LOW    DIVIDENDS
            ----------------------------    ---------------------------
  1st       $23.50    $18.67     $0.22      $22.67   $20.33     $0.21
  2nd        21.75     19.50      0.22       23.00    18.67      0.21
  3rd        24.50     21.00      0.22       20.17    18.50      0.21
  4th        29.38     24.25      0.22       20.00    17.83      0.21


In 1997, the Corporation purchased 173,436 shares of its common stock at
market prices in privately negotiated and market transactions.   In 1996, the
Corporation purchased 236,879 shares of its common stock at market prices in privately negotiated and market transactions as part of its announced stock repurchase program. Shares totalling 1,285,413 were issued for the acquisition of FinSec.

NUMBER OF SHAREHOLDERS

As of March 17, 1998, the Corporation had approximately 425 shareholders of record. In addition, the Corporation believes that it has approximately 2,175 additional beneficial shareholders who hold shares in street name.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data of the Corporation is incorporated herein by reference to the 1997 Annual Report to Stockholders included as Exhibit 13. The information required is contained on page 26 of Exhibit 13, under the title "Selected Financial Data."

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to the 1997 Annual Report to Stockholders included as Exhibit 13. The information is contained on pages 27 through 41 of Exhibit 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is contained on pages 39 through 41 of the 1997 Annual Report to Stockholders included as Exhibit 13 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are incorporated herein by reference to the 1997 Annual Report to Stockholders included as Exhibit 13. The information is contained as follows:

                                                            PAGE OF
                                                           EXHIBIT 13
                                                           ----------
            Consolidated Balance Sheets....................     6
            Consolidated Statements of Income..............     7
            Consolidated Statements of Changes in
              Stockholders' Equity.........................     8
            Consolidated Statements of Cash Flows..........     9
            Notes to Consolidated Financial Statements.....    10
            Report of Independent Public Accountants
                Arthur Andersen LLP........................    25


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required pursuant to this item is contained on pages 1 through 3 of the Definitive Proxy Statement for the Annual Meeting to be held on April 21, 1998, under the title "Election of Directors", this portion which is expressly incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required pursuant to this item is contained on pages 5 through 10 of the Definitive Proxy Statement for the Annual Meeting to be held on April 21, 1998, under the title "Executive Compensation", this portion which is expressly incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information required pursuant to this item is contained on pages 3 through 5 of the Definitive Proxy Statement for the Annual Meeting to be held on April 21, 1998, under the title "Security Ownership of Certain Beneficial Owners and Management", this portion which is expressly incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required pursuant to this item is contained on page 11 of the Definitive Proxy Statement for the Annual Meeting to be held on April 21, 1998 under the title "Certain Relationships, Related Transactions and Other Information Regarding Management", this portion which is expressly incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K

The following exhibits are filed as part of this Form 10-K.


    EXHIBIT /
 DESIGNATION NO.
UNDER ITEM 601 OF
  REGULATION S-K                       EXHIBIT DESCRIPTION
--------------------------------------------------------------------------------
       (3) Articles of Incorporation and By-laws. This Exhibit was filed on Form SE on March 18, 1996 and is incorporated herein by reference.

       (4) Instruments defining the rights of Security Holders Including Debentures. The portions of the Corporation's Articles of Incorporation and By-laws defining the rights of holders of the Corporation's common stock are included as part of the Exhibit filed on Form SE on March 18, 1996 and is incorporated herein by reference.

       (10) (a) Material Contracts. The Pinnacle Incentive Stock Option Plan originally adopted in 1981 ("Prior Plan") and form of Deferred Compensation agreement entered into with Pinnacle Directors and Officers and related Trust Agreement. These items were filed as Exhibit 10 to the Corporation's Form S-1 Registration Statement No. 33-19608 which became effective March 18, 1988 and are hereby incorporated by reference. The 1990 Pinnacle Incentive Stock Option Plan ("1990 Plan") adopted by the Corporation's shareholders on April 24, 1990 was included as Exhibit 3 to the Corporation's Form 10-K for the fiscal year ended December 31, 1990 and is incorporated herein by reference.
                  (b) Employment Contracts. These items were filed as Exhibit 10 to the Corporation's Form 10-Q filed May 8, 1997 and are incorporated herein by reference.

       (11) Statement Re Computation of Per Share Earnings. Footnote 10, Notes to the Consolidated Financial Statements, is included in the 1997 Annual Report to Stockholders and is herein incorporated by reference.

       (13) Annual Report to Security Holders. The Corporation is including, as an Exhibit, its 1997 Annual Report to Stockholders. Those parts of the Annual Report not specifically incorporated by reference elsewhere herein are not deemed to be part of this filing.

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

None.

                STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

I.  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
     INTEREST RATES AND INTEREST DIFFERENTIAL

ANALYSIS OF NET INTEREST INCOME

Information required in this table, including the daily average balance outstanding for the major categories of interest bearing assets and interest bearing liabilities, and the average interest rate earned or paid thereon, is incorporated herein by reference to the 1997 Annual Report to Stockholders included as Exhibit 13. The information required is contained in Table 1, "Analysis of Net Interest Income" on page 29 of Exhibit 13, within the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ANALYSIS OF CHANGE IN INTEREST DIFFERENTIAL

Information required in this table is incorporated herein by reference to the 1997 Annual Report to Stockholders included as Exhibit 13. The information required is contained in Table 2, "Analysis of Volume/Rate Variance" on page 30 of Exhibit 13, within the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ANALYSIS OF INTEREST RATE SENSITIVITY

Information regarding the interest rate sensitivity position of Pinnacle is incorporated herein by reference to the 1997 Annual Report to Stockholders included as Exhibit 13. This information is discussed under the subsection "Market Risk" on pages 39 through 41 of Exhibit 13, within the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

II.  INVESTMENT PORTFOLIO

The following table presents the book value of securities in thousands at the dates indicated:

                                                           DECEMBER 31
                                                 ------------------------------
                                                   1997       1996       1995
                                                 ------------------------------
  U. S. Treasury and U. S. Government agencies.. $355,925   $373,072   $370,545
  State and municipal...........................   22,242     23,450     25,839
  Mortgage-backed securities and floating rate
    collateralized mortgage obligations.........    4,615      5,943     10,307
  Corporate and other...........................   51,452     32,093     20,238
                                                 ------------------------------
    Total securities............................ $434,234   $434,558   $426,929
                                                 ------------------------------
                                                 ------------------------------

The following table shows the maturities of securities in thousands at December 31, 1997 and weighted average fully taxable equivalent yields:

                           U. S. TREASURY AND FEDERAL
                               AGENCY SECURITIES           STATE AND MUNICIPAL
                           --------------------------    -----------------------
One year or less...........   $    972        2.85%        $ 2,893      12.89%

One year to five years.....    354,503        5.68          11,117      12.82
Five to ten years..........        450        4.96           6,089      12.33
Over ten years.............        -0-        0.00           2,143      14.58
No fixed maturity..........        -0-        0.00             -0-       0.00
                           --------------------------    -----------------------
                              $355,925        5.67%        $22,242      12.84%
                           --------------------------    -----------------------
                           --------------------------    -----------------------

                                MORTGAGE-BACKED
                             SECURITIES, FLOATING
                             RATE COLLATERALIZED
                             MORTGAGE OBLIGATIONS,
                             CORPORATE AND OTHER
                               DEBT SECURITIES          EQUITY SECURITIES            TOTAL
                             ---------------------   ---------------------   ---------------------
One year or less...........   $  -0-       0.00%      $    -0-      0.00%     $   3,865     9.83%
One year to five years.....      -0-       0.00            -0-      0.00        365,620     5.87
Five years to ten years....      -0-       0.00            -0-      0.00          6,539    11.68
Over ten years.............      -0-       0.00            -0-      0.00          2,143    14.58
No fixed maturity..........    4,615       8.28         51,452      4.59         56,067     5.10
                             ---------------------   ---------------------   ---------------------
                              $4,615       8.28%       $51,452      4.59%      $434,234     6.22%
                             ---------------------   ---------------------   ---------------------
                             ---------------------   ---------------------   ---------------------

Securities included in the category of no fixed maturity are mortgage-backed securities and floating rate collateralized mortgage obligations, due to their ability to prepay, as well as equity securities.

The average tax-equivalent yield by maturity includes the weighted average yields on tax-exempt obligations which have been computed on a fully taxable equivalent basis assuming a tax rate of 34% and the average tax equivalent yield on the equity portfolio assumes a 70% dividend received deduction for December 31, 1997.

III.  LOAN PORTFOLIO

The following table sets forth the outstanding loans, in thousands, at the following dates:

                                              DECEMBER 31
                           ----------------------------------------------------
                             1997       1996       1995       1994       1993
                           ----------------------------------------------------
  Commercial and other...  $111,990   $111,454   $ 83,940   $ 68,788   $ 74,855
  Consumer...............    62,294     54,535     49,464     38,982     38,442
  Real estate:
    Residential..........   291,578    307,217    135,085    119,520    112,138
    Commercial...........    45,107     52,628     42,073     22,220     24,170
                           ----------------------------------------------------
    Total gross loans....   510,969    525,834    310,562    249,510    249,605
  Unearned income........       762        765        962      1,106      1,529
                           ----------------------------------------------------
    Net loans............  $510,207   $525,069   $309,600   $248,404   $248,076
                           ----------------------------------------------------
                           ----------------------------------------------------

The following table sets forth the maturity distribution of the following categories of loans at December 31, 1997 in thousands.

                                             REMAINING MATURITY
                              -------------------------------------------------
                              ONE YEAR      ONE TO         OVER
                              OR LESS     FIVE YEARS    FIVE YEARS      TOTAL
                              -------------------------------------------------
Commercial and other........  $58,548      $ 44,558     $   8,884      $111,990
Real estate:
     Residential............   22,388        87,519       181,671       291,578
     Commercial.............   11,565        23,278        10,264        45,107
                              -------------------------------------------------
                              $92,501      $155,355      $200,819      $448,675
                              -------------------------------------------------
                              -------------------------------------------------

Of the loans listed above in the maturity schedule, a total of $356,174 are due after one year; $315,139 of these loans have predetermined interest rates and $41,035 of these loans have floating interest rates.

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

RISK ELEMENTS

     NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS. The following table represents information regarding the aggregate amount of nonaccrual, past due, and restructured loans in thousands:

                                                  DECEMBER 31
                                   ------------------------------------------
                                    1997     1996     1995     1994     1993
                                   ------------------------------------------
    Nonaccrual loans.............. $4,392   $7,441   $4,791   $  748   $5,283
    Past due 90 days or more and
      still accruing..............  1,064      633    2,293      552      585
    Restructured loans............  1,223    1,330      931      -0-      -0-
                                   ------------------------------------------
                                   $6,679   $9,404   $8,015   $1,300   $5,868
                                   ------------------------------------------
                                   ------------------------------------------
    Other real estate owned....... $  442   $  939   $  284   $2,416   $3,444


A discussion regarding the nonperforming assets listed above is contained within the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the subsection "Provision for Loan Losses" on pages 30 through 31 of the Corporation's 1997 Annual Report to Stockholders included as Exhibit 13.

     LOAN CONCENTRATIONS. Loan concentrations are defined as amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. Although the Corporation has a diversified loan portfolio, a substantial natural geographic concentration of credit risk exists within the Corporation's defined customer market areas with the exception of loans acquired from the acquisition of SF. Included in the SF loan portfolio are certain purchased and participated loans outside Pinnacle's defined customer markets. These loans totalled approximately $48,808,000, at December 31, 1997, or approximately 10% of the Corporation's loan portfolio. These loans are located in the following areas:
6.02% in California and 1.73% in the Midwest (excluding the Chicago Metropolitan area). Certain of these areas, particularly California, are experiencing adverse economic conditions, which has resulted in increased past due non-accrual loans. All remaining loans are in the geographic market areas including the Chicago metropolitan area and the Quad-Cities metropolitan area of Illinois.

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

     The Watch List includes credits which are rated by management and the independent review process as "5" or worse. A credit rating of "5" would indicate that the loan is considered a "special mention" loan by regulatory examiners. Currently, approximately $5,475,000 of loans in Pinnacle's portfolio are classified as a "5" and included in the Watch List, but are not considered non-performing by management. These, as discussed further, are monitored monthly by both management and the Board of Directors of each subsidiary bank.

     IMPAIRED LOANS. Loans considered impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", includes nonaccrual loans greater than $100,000, restructured loans, and loans classified as at least doubtful under the Corporation's credit risk classification system. All of the Corporation's impaired loans are included in the nonperforming category.

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

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

Information required in this table is incorporated herein by reference to the 1997 Annual Report to Stockholders included as Exhibit 13. The information required is contained in Table 3, "Analysis of the Allowance for Loan Losses" on page 31 of Exhibit 13, within the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

                                1997                     1996                     1995
                        ------------------------------------------------------------------------
                                    PERCENT OF               PERCENT OF               PERCENT OF
                                     LOANS IN                 LOANS IN                 LOANS IN
LOAN CATEGORY           ALLOCATION   CATEGORY    ALLOCATION   CATEGORY    ALLOCATION   CATEGORY
------------------------------------------------------------------------------------------------
Commercial and other...   $1,328       21.9%       $2,293       21.1%       $1,366       27.1%
Consumer...............      115        12.1          244        10.4           36       15.7
Real estate............    1,207        66.0        1,564        68.5          858       57.2
Unallocated............    4,870         -          4,263         -          3,763        -
                        ------------------------------------------------------------------------
                          $7,520       100.0%      $8,364       100.0%      $6,023      100.0%
                        ------------------------------------------------------------------------
                        ------------------------------------------------------------------------


                                1994                     1993
                       ------------------------------------------------
                                    PERCENT OF               PERCENT OF
                                     LOANS IN                 LOANS IN
LOAN CATEGORY           ALLOCATION   CATEGORY    ALLOCATION   CATEGORY
-----------------------------------------------------------------------
Commercial and other...   $1,051       27.7%      $1,710         30.2%
Consumer...............      147       15.4          540         15.1
Real estate............      826       56.9          750         54.7
Unallocated............    2,205        -            547          -
                       ------------------------------------------------
                          $4,229      100.0%      $3,547        100.0%
                       ------------------------------------------------
                       ------------------------------------------------

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

V.  DEPOSITS

Reference is made to (I.) Distribution of Assets, Liabilities and Stockholders' Equity for data regarding average daily deposits and rates paid thereon for the years ended December 31, 1997, 1996 and 1995.

The aggregate amount of certificates of deposit, in denominations of $100,000 or more, by maturity, as of December 31, 1997 are shown below, in thousands.


               Three months or less.....................  $25,385
               Over three months through six months.....   15,431
               Over six months through twelve months....   17,891
               Over twelve months.......................    9,348
                                                          -------
                    Total...............................  $68,055
                                                          -------
                                                          -------

VI.  RETURN ON EQUITY AND ASSETS

The following table shows consolidated operating and capital ratios for years ended December 31, 1997, 1996, and 1995. The return on average assets and the return on average stockholders' equity is calculated by dividing net income for the period by average assets or average stockholders' equity, respectively. The dividend payout ratio is calculated by dividing total dividends paid by net income.

                                                            DECEMBER 31
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------------------------
   Return on average assets.........................  1.43%    0.82%    1.55%
   Return on average stockholders' equity........... 15.36     9.02    18.09
   Dividend payout ratio............................ 46.14    79.12    40.89
   Average stockholders' equity to average assets...  9.28     9.05     8.55


VII. SHORT-TERM BORROWINGS

Information required in this table is incorporated herein by reference to the 1997 Annual Report to Stockholders included as Exhibit 13. The information required is contained in Table 6, "Short-term Borrowings and FHLB Advances" on page 38 of Exhibit 13, within the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 17, 1998.

PINNACLE BANC GROUP, INC.


By: /s/ JOHN J. GLEASON                          By: /s/ WILLIAM P. GLEASON
    -------------------                              ----------------------
    John J. Gleason                                  William P. Gleason
    Chairman                                         President


By: /s/ JOHN J. GLEASON, JR.                     By: /s/ SARA J. MIKUTA
    ------------------------                         ------------------
    John J. Gleason, Jr.                             Sara J. Mikuta
    Vice Chairman and                                Chief Financial Officer
    Chief Executive Officer                          and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following Directors on behalf of the registrant on March 17, 1998.


/s/ RICHARD W. BURKE                            /s/ JAMES L. GREENE
--------------------                            -------------------
Richard W. Burke                                James L. Greene


/s/ MARK P. BURNS                               /s/ DONALD G. KING
-----------------                               ------------------
Mark P. Burns                                   Donald G. King


/s/ WILLIAM J. FINN, JR.                        /s/ JAMES A. MADDOCK
------------------------                        --------------------
William J. Finn, Jr.                            James A. Maddock


/s/ SAMUEL M. GILMAN                            /s/ JAMES J. McDONOUGH
--------------------                            ----------------------
Samuel M. Gilman                                James J. McDonough


/s/ ALBERT GIUSFREDI                            /s/ WILLIAM C. NICKELS
--------------------                            ----------------------
Albert Giusfredi                                William C. Nickels


/s/ JOHN J. GLEASON                             /s/ JOHN E. O'NEILL
-------------------                             -------------------
John J. Gleason                                 John E. O'Neill


/s/ JOHN J. GLEASON, JR.                        /s/ JAMES R. PHILLIP, JR.
------------------------                        -------------------------
John J. Gleason, Jr.                            James R. Phillip, Jr.


/s/ WILLIAM P. GLEASON                          /s/ KENNETH C. WHITENER, JR.
----------------------                          ----------------------------
William P. Gleason                              Kenneth C. Whitener, Jr.

          --------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    EXHIBITS
                                       TO
                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      -------------------------------------


                           PINNACLE BANC GROUP, INC.

             (Exact name of registrant as specified in its charter)


          --------------------------------------------------------------