Form 10-Q
period 1998-03-31
PINNACLE BANC GROUP INC
filed 1998-05-07
CIK 827085

_____________________________________________________________________________


                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-Q

                         (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the period ended March 31, 1998
                         --------------
                                         or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
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

           2215 York Road, Suite 306, Oak Brook, Illinois 60523
                (Address of principal executive offices)

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

                               Yes  [ X ]    No  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:    As of April 30, 1998, the registrant
                                         had 7,507,523 shares outstanding
                                         of common stock, $3.12 par value.
______________________________________________________________________________

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

    Presented on the following pages are the unaudited consolidated balance sheets of Pinnacle Banc Group, Inc. and subsidiaries ("Pinnacle") for March 31, 1998 and December 31, 1997, and the related unaudited consolidated statements of income, comprehensive income and cash flows for the three month periods ended March 31, 1998 and 1997.

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

    Footnote disclosure has been omitted since it would substantially duplicate the disclosure contained in the latest audited financial statements of Pinnacle contained in the 1997 Annual Report to Shareholders with the exception of the disclosure of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and the adoption of SFAS No. 130, "Reporting Comprehensive Income".

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES



(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                             MARCH 31     DECEMBER 31
                                                                       1998          1997
                                                                    -----------   ------------

ASSETS:
  Cash and due from banks                                             $  25,706   $  31,103
  Federal funds sold                                                      7,275       2,800
                                                                    -----------   ------------
    Total cash and cash equivalents                                      32,981      33,903
  Interest-bearing deposits                                                 141         228
  Securities:
    Available for sale                                                  434,140     434,234
    (amortized cost:   3/31/98 - $410,274
                      12/31/97 - $409,123)
  Loans, net of unearned discount                                       508,083     510,207
  Less:  Allowance for loan losses                                      (7,138)      (7,520)
                                                                    -----------   ------------
    Net loans                                                           500,945     502,687
  Premises and equipment                                                 18,926      18,451
  Goodwill and other intangibles                                         22,472      23,076
  Other assets                                                           23,229      22,232
                                                                    -----------   ------------
    Total                                                            $1,032,834  $1,034,811
                                                                    -----------   ------------
                                                                    -----------   ------------

LIABILITIES:
  Demand deposits:
    Noninterest-bearing                                              $  104,581    $104,644
    Interest-bearing                                                     92,422      96,092
  Savings deposits                                                      283,812     281,737
  Other time deposits                                                   390,633     363,996
                                                                    -----------   ------------
    Total deposits                                                      871,448     846,469
  Short-term borrowings & FHLB advances                                   7,175      38,525
  Notes payable                                                          21,775      20,000
  Other liabilities                                                      15,642      14,359
                                                                    -----------   ------------
    Total liabilities                                                   916,040     919,353
                                                                    -----------   ------------

STOCKHOLDERS' EQUITY:
  Common stock, $3.125 par                                               23,461      23,449
    20,000,000 shares authorized; shares issued and
    outstanding:   3/31/98:  7,507,523
                         12/31/97:  7,503,773)
  Additional paid-in capital                                             38,638      38,578
  Retained earnings                                                      38,979      36,856
  Accumulated other comprehensive income:
    Unrealized gain on securities available for sale, net of tax         15,716      16,575
                                                                    -----------   ------------
    Total stockholders' equity                                          116,794     115,458
                                                                    -----------   ------------
    Total                                                            $1,032,834  $1,034,811
                                                                    -----------   ------------
                                                                    -----------   ------------

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES



(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                 FOR THE THREE MONTHS
                                                            ENDED MARCH 31
                                                          1998         1997
                                                         --------   ---------
INTEREST INCOME:
   Loans                                                 $10,341      $10,668
   Securities:
      Taxable                                              5,607        5,957
      Tax exempt                                             360          399
   Interest-bearing deposits, Federal funds sold
      and other                                               52           31
                                                         --------     ---------
      Interest income                                     16,360       17,055
                                                         --------     ---------
INTEREST EXPENSE:
   Deposits:
      Interest-bearing demand                                438          454
      Savings                                              2,080        2,180
      Other time                                           5,313        5,385
   Short-term borrowings                                     282          378
   Notes payable                                             335          565
                                                         --------     ---------
      Interest expense                                     8,448        8,962
                                                         --------     ---------
NET INTEREST INCOME                                        7,912        8,093
      Provision for loan losses                              -0-          -0-
                                                         --------     ---------
         Net interest income after provision for
            loan losses                                    7,912        8,093
                                                         --------     ---------
OTHER INCOME:
   Banking services and other                              1,592        1,447
   Trust services                                            681          533
   Net securities gains                                    2,897        1,101
                                                         --------     ---------
      Other income                                         5,170        3,081
                                                         --------     ---------
OTHER EXPENSE:
   Salaries, profit sharing and other employee
      benefits                                             3,563        3,447
   Occupancy                                                 703          709
   Amortization of goodwill and other intangibles            604          595
   Other operating expenses                                2,444        2,274
                                                         --------     ---------
      Other expense                                        7,314        7,025
                                                         --------     ---------
Income before income taxes                                 5,768        4,149
   Provision for income taxes                              1,918        1,410
                                                         --------     ---------
NET INCOME                                              $  3,850     $  2,739
                                                         --------     ---------
                                                         --------     ---------

EARNINGS PER SHARE:  (NOTE 1)
   BASIC                                                   $0.51        $0.36
   DILUTED                                                 $0.51        $0.36


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES



(IN THOUSANDS)                                            FOR THE THREE MONTHS
                                                             ENDED MARCH 31
                                                           1998         1997
                                                         --------     ---------
NET INCOME                                                $3,850       $2,739
Other comprehensive income, net of tax:
   Unrealized gains on securities                          1,595          274
   Less:  Reclassification adjustment for gains
      included in net income                              (2,897)      (1,101)
                                                         --------      --------
   Net unrealized losses on securities                    (1,302)        (827)
   Income tax benefit related to unrealized losses
      on securities                                          443          281
                                                         --------      --------
   Other comprehensive income (loss), net of tax            (859)        (546)
                                                         --------      --------
COMPREHENSIVE INCOME                                      $2,991       $2,193
                                                         --------      --------
                                                         --------      --------

                          (See Note 2)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


(IN THOUSANDS)                                                    FOR THE THREE MONTHS
                                                                     ENDED MARCH 31
                                                                  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                             1998           1997
                                                                  --------    --------

  Net income                                                      $  3,850    $  2,739
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                     480         435
      Amortization of goodwill and other intangibles                   604         595
      Amortization of purchase accounting adjustments                   37         (29)
      Provision for loan losses                                         -0-         -0-
      Discount accretion                                              (229)       (367)
      Premium amortization                                             100          50
      Gain on sale of securities                                    (2,897)     (1,101)
      Decrease in interest receivable                                  742       1,553
      Increase (decrease) in interest payable                         (244)        420
      Increase in other assets                                      (1,738)     (2,733)
      Increase (decrease) in other liabilities                       1,888      (1,515)
      Other, net                                                        30         149
                                                                  --------    --------
         Total adjustments                                          (1,227)     (2,543)
         Net cash provided by operating activities                   2,623         196
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of securities                             355,768     367,734
      Proceeds from maturities and paydowns of securities              320       4,420
      Purchase of securities available for sale                   (354,279)   (363,774)
      Net decrease in interest-bearing deposits                         86       1,551
      Net loan principal collected                                   1,877       3,952
      Premises and equipment expenditures                             (991)       (406)
                                                                  --------    --------
         Net cash provided by investing activities                   2,781      13,477
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase (decrease) in total deposits                     24,904     (13,427)
      Net increase (decrease) in short-term borrowings             (31,350)      6,256
      Proceeds from notes payable                                    5,675       3,550
      Principal reductions of notes payable                         (3,900)     (2,800)
      Issuance of common stock                                          72         465
      Purchase and retirement of common stock                           -0-     (1,506)
      Dividends paid                                                (1,727)     (1,686)
                                                                  --------    --------
         Net cash used for financing activities                     (6,326)     (9,148)
      Net increase (decrease) in cash and cash equivalents            (922)      4,525
      Cash and cash equivalents at beginning of period              33,903      23,095
                                                                  --------    --------
      Cash and cash equivalents at end of period                   $32,981     $27,620
                                                                  --------    --------
                                                                  --------    --------

CASH PAID DURING PERIOD FOR:
      Interest                                                      $8,692      $8,542
      Income taxes                                                      -0-         -0-

                                       6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


EARNINGS PER SHARE:  (NOTE 1)

        In March, 1997, the FASB issued SFAS No. 128, "Earnings per Share".
The new statement was effective for financial statements for periods ending after December 15, 1997 and superseded Accounting Principles Board Opinion 15. SFAS No. 128 replaces primary earnings per share ("EPS") with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted EPS replaces fully diluted EPS and includes the effects of stock options. In using the treasury stock method to compute dilution for options, the average share price for the period is used, rather than the more dilutive greater of the average share price or end-of-period share price required by the previous standard. Pinnacle adopted SFAS No. 128 on December 31, 1997 and, accordingly, all prior EPS data presented has been restated.

    The following table shows the computation of shares outstanding for calculating earnings per share for the first quarter of 1998 and 1997:


                                                           FOR THE QUARTER ENDED
                                                                  MARCH 31
                                                           ---------------------
                                                            1998           1997
                                                           ---------   ---------
BASIC EARNINGS PER SHARE:
Common shares outstanding                                  7,507,190   7,598,207

Common stock equivalents:
   Stock options outstanding                                  82,500     108,000
   Treasury stock method                                     (51,124)   (100,855)
                                                           ---------   ---------
   Net                                                        31,376       7,145
                                                           ---------   ---------

DILUTED EARNINGS PER SHARE:
Common shares outstanding
   plus assumed conversions                                7,538,566   7,605,352
                                                           ---------   ---------
                                                           ---------   ---------


COMPREHENSIVE INCOME:  (NOTE 2)

    In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. The object of the statement is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with owners. Items included in comprehensive income include revenues, gains and losses that under generally accepted accounting principles are directly charged to equity. Examples include foreign currency translations, pension liability adjustments and unrealized gains and losses on securities (SFAS 115 adjustment). Pinnacle adopted this statement in the first quarter of 1998 and has included its comprehensive income in a separate financial statement as part of its consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                    (Dollars in thousands, except per share amounts)

               NET INCOME - THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     Consolidated net income was $3,850, or $0.51 per share, on a diluted basis for the three months ended March 31, 1998 (the "first quarter"), a per share increase of 42% from the $2,739, or $0.36 per share, earned in the first three months of 1997. The annualized return on average assets was 1.54% for the first three months of 1998 and 1.06% for the first three months of 1997. For each period, the return on average equity was 15.5% and 11.8%, respectively. Return on average assets and equity for the same periods, calculated using the effects of SFAS No. 115, would not be materially different.

    The primary factor for the higher earnings was the increase in net securities gains. Securities gains totalled $2,897 for the first quarter of 1998, compared to $1,101 for the same period a year ago. These securities gains relate primarily to the term portfolio.

    Net interest income decreased 2%, or $181. The net interest margin increased only slightly to 3.53% for the first quarter of 1998 compared to 3.51% for the same period a year ago. While the net interest margin increased slightly, net interest income decreased due to the decrease in average earning assets. Average earning assets decreased $28,285, primarily in taxable securities and loans.

    Other income, excluding securities gains, increased 15% primarily in banking services, as well as ATM fee income, and a gain on sale of fixed assets. Other expense increased 4%, which includes an increase in advertising expenses due to the new marketing campaigns which began in the last quarter of 1997.

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

    During the first three months of 1998, Pinnacle's average earning assets were $918,136, compared to $946,421 from a year ago. The decrease was due to the decline in both average taxable securities and loans. The net interest margin for the first three months of 1998 was 3.53%, up slightly from 3.51% of the same period a year ago. Net interest income on a fully taxable equivalent basis was $8,110 for the first three months of 1998, or 2% lower than the comparable period in 1997. Actual net interest income decreased 2% as a result of the decrease in average earning assets and the level net interest margin.

    The yield earned on total earning assets was 7.21% for the first three months of 1998 compared to 7.30% for the same period of 1997. The decrease in the yield on earning assets resulted mainly from the decreased yield on taxable securities. The yield on interest-bearing deposits and Federal funds sold increased 165 basis points to 5.19%. During the last part of the first quarter, Pinnacle has been in a net funds sold position which earned higher rates than the same period in 1997 where the balances in this category were primarily balances held at the Federal Home Loan Bank.

    The average rate on taxable securities decreased 20 basis points to 5.74% for the first three months of 1998 compared to 5.94% of a year ago. The decrease in the yield on taxable securities was primarily a result of the general lower level of rates earned on these securities compared to those a year ago. The average volume of taxable securities decreased $10,144 in the comparable period, with a corresponding decrease in short-term borrowings of $7,993. Non-taxable securities also decreased $2,162 and the yield increased 12 basis points to 12.21%. The rate earned on loans remained flat; however, the average balance decreased $16,584 due to large paydowns in real estate loans, primarily due to the mortgage industry's refinancing activity.

    The average cost of interest-bearing liabilities decreased 2 basis points to 4.28%. The average rate paid on interest-bearing demand deposits decreased 16 basis points while the rates paid on savings deposits increased 2 basis points and the rates paid on money market deposits increased 4 basis points. The rates on other time deposits increased 8 basis points to 5.60%. Average balances in time deposits decreased $10,455 due to a high level of run-off from the Security Federal acquisition of high rate broker deposits and special term deposits. These time deposits had some effect of reducing the average rate paid on time deposits; however, with the opening of a new Chicago-area branch and a marketing campaign, Pinnacle Bank introduced a 14-month higher rate time deposit in the first quarter of 1998. This promotion brought in approximately $39 million, of which two-thirds of the balance was new deposits. This will increase the average balances and rate in other time deposits in the subsequent quarters of 1998, slightly negating the effect of the run-off of the broker deposits and special term deposits. The average balance in savings deposits also decreased $10,115 as customers in early 1997 switched their funds to higher rate deposits and alternative investment products. This reduction in savings has slowed and Pinnacle's savings balances have remained constant from the fourth quarter of 1997.

    The average balance in short-term borrowings decreased $7,993 due to the reduction in taxable securities as well as the growth in other time deposits. The average rate paid on these funds increased 40 basis points as a greater portion of the balance was in higher rate FHLB fixed borrowings. The average balance in notes payable decreased $14,073 due to a stock redemption of a subsidiary bank made in the third quarter of 1997. Funds from that redemption were used to pay down a portion of the notes payable. The yield on the notes payable increased 18 basis points as the indices, to which the notes payable are tied, were higher in the first quarter of 1998 compared to 1997.

    A detailed Analysis of Net Interest Income for the three month periods ended March 31, 1998 and 1997 is included on Page 15.

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

    There was no provision for loan losses in the first three months of 1998 as well as for the first three months of 1997. Pinnacle had net charge-offs of $382 in the first three months of 1998 compared to net charge-offs of $415 in 1997. The allowance for loan losses was $7,138, or 1.40% of total loans, at March 31, 1998, compared to 1.47% at December 31, 1997. Pinnacle's management monitors the need for a provision for loan losses on a continuous basis and currently feels the level of the allowance for loan losses is adequate based on several factors including the makeup of its loan portfolio, the level of non-performing loans to total loans and its credit review system.

    Total nonperforming assets totalled $7,193, up $72 from a total of $7,121 at December 31, 1997. Nonperforming assets consisted of $4,403 in nonaccrual loans, $905 in loans past due greater than 90 days and still accruing, $1,196 in restructured loans, and $689 in other real estate owned. The investment in impaired loans at quarter end includes all nonaccrual loans over $100 and restructured loans. All are included in the above non-performing asset numbers.

    Pinnacle maintains a system of review of the credit quality of the loan portfolio, including the use of an independent credit review system as well as an internal "Watch List" to identify potential problem loans. Currently, there are approximately $5,029 in potential problem loans which are identified through that review process that are not considered nonperforming and are not included in totals above. Approximately half of these loans are from Security Federal's portfolio.

NON-INTEREST INCOME AND EXPENSE

    The major components of Pinnacle's non-interest income consist of service charges on deposit accounts and other banking income, trust fees and net gains or losses on the sale of securities. Fees on banking services and other income increased $145, primarily due to increased service charge income, ATM fees, and a gain on the sale of fixed assets. Trust fees increased 28% on a period-to-period basis. Total trust assets under management amounted to $332,000, or a 22% increase of a year ago.

    Net gains on the sale of securities, on a pre-tax basis, were $2,897 in the first three months of 1998 compared to net gains of $1,101, in the same period of 1997. Almost all gains related to the sales of Pinnacle's U. S. Government securities portfolio.

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

    Management has always viewed the gains recorded on this program as closely related to its net interest income as opposed to one-time security gains or losses. Accordingly, since implementation of the program, the yield on Pinnacle's U. S. Government portfolio has outperformed the U. S. Treasury yield by 26 basis points and by including the net gains since inception of the program, the total yield is 138 basis points higher than the same Index. Management continues to enhance the yield of the portfolio with interest income received through the use of a master repurchase agreement where approximately $325 million of the term portfolio was loaned to an unaffiliated broker and collateralized in return by similar securities.

    Non-interest expense increased 4% for the first three months of 1998 compared to the same period last year. Employee compensation and benefits increased 3% with the majority of the increase due to normal raises. Occupancy expense decreased $6 and goodwill amortization increased slightly, or $9.
Other operating expenses increased 7%, or $170, with the majority of the increase in advertising. As previously mentioned, Pinnacle began a new marketing campaign using both radio and television, as well as direct mail, in the fourth quarter of 1997. The campaign was intended not only to increase sales of banking products, but also to increase the name recognition of Pinnacle in its market areas.

INCOME TAXES

    Pinnacle's Federal income tax return is prepared on a consolidated basis including the accounts of its subsidiary banks. The provision for income taxes was $1,918 for the first three months of 1998 compared with $1,410 for the first three months of 1997. The higher provision for taxes in the first three months of 1998 was primarily the result of higher pre-tax income in the first quarter of 1998.

                            CASH EARNINGS PER SHARE

    All of Pinnacle's acquisitions have been made with both the issuance of stock and cash or cash only and, as a result, the purchase method of accounting was utilized. This method creates goodwill or the difference between the fair value of assets purchased and the historical cost of those assets. Goodwill is being amortized as a non-cash reduction of net income over time periods from 10 to 20 years. If pooling of interest method of accounting had been used (after meeting stringent accounting rules and no cash had been exchanged), no goodwill would have been created and no reduction in net income would have been made for the amortization. The following outlines Pinnacle's cash earnings, earnings per share and related ratios for the quarter ended March 31, 1998 and 1997:



            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)    FOR THE QUARTER ENDED
                                                                 MARCH 31
                                                        ---------------------
                                                           1998        1997
                                                        ----------   --------
           Net income                                     $3,850       $2,739
           Goodwill amortization                             604          595
                                                        ----------   --------
           Cash net income                                $4,454       $3,334
                                                        ----------   --------
                                                        ----------   --------

           Cash EPS - diluted                              $0.59        $0.44

           CASH ROA:
           Average assets                             $1,002,752   $1,029,687
           Average goodwill                               22,794       24,258
                                                        ----------  ---------
           Average tangible assets                    $  979,958   $1,005,429
                                                        ----------  ---------
                                                        ----------  ---------

           Cash ROA                                         1.82%       1.33%

           CASH ROE:
           Average equity                                 $99,149     $93,083
           Average goodwill                                22,794      24,258
                                                        ----------   --------
           Average tangible equity                        $76,355     $68,825
                                                        ----------   --------
                                                        ----------   --------

           Cash ROE                                         23.3%       19.4%

                                BALANCE SHEET

    Total consolidated assets were $1,032,834 at March 31, 1998, or a 1% drop from year-end 1997.

    Total securities were $434,140 at March 31, 1998 and consisted of U. S. Government securities amounting to $353,240, mortgage-backed securities and CMO's of $4,210, state and municipal bonds of $20,143, and corporate and other securities of $56,547. The total securities outstanding at March 31, 1998 was flat from year-end 1997, and the portfolio at quarter-end retained relatively the same mix.

    U. S. Government securities amounted to $353,240, or 34% of assets at March 31, 1998. The average maturity of these securities was approximately 32 months. Certain U. S. Government securities are part of Pinnacle's term taxable securities strategy which has been designed to manage Pinnacle's interest rate risk and to take advantage of the slope in the yield curve. The decision to undertake intermittent sales of these securities is based on management's assessment of economic conditions. For example, management will undertake sales of securities based on the slope of the yield curve and its determination that the reinvestment of the proceeds into a longer or shorter term security is an acceptable alternative given management's assessment of interest rate risk. At March
31, 1998, U. S. Government securities had gross unrealized losses of $(2,588) on a pre-tax basis.

    Other securities held by Pinnacle, amounting to $80,900, at March 31, 1998, consisted of mortgage-backed, CMO's, state and municipal, and corporate and equity securities. At quarter end, these securities had gross unrealized gains of $26,631 and gross unrealized losses of $(177) on a pre-tax basis.
At quarter end, the equity portfolio of the parent company had appreciation
of $23,647.   Currently, Pinnacle is not using derivative products for
hedging or other purposes.

    Loans are Pinnacle's most significant balance sheet asset. Total loans amounted to $508,083 at March 31, 1998, consistent with year-end 1997. While total loans remained flat, real estate loans decreased $8,524. These decreases were a result of the refinancing that the mortgage industry has experienced in the first quarter of 1998. Offsetting the decrease in real estate loans was the increase of $6,967 in commercial loans. Installment and other loans remained relatively flat. At March 31, 1998, 23% of the loans were commercial, real estate loans amounted to 64%, and installment loans were 13% of the portfolio. Pinnacle's loan to asset ratio was 49% at March 31, 1998.

    Goodwill and other intangibles amounted to $22,472, or 19% of stockholders' equity, at March 31, 1998.

    Total deposits were $871,448 at March 31, 1998, or 3% higher than year-end 1997. The increase in deposits was primarily in other time deposits of $26,637. In the first quarter of 1998, Pinnacle promoted a 14-month time deposit as part of its marketing plan. This campaign resulted in $39 million in this new category of time deposits, of which approximately $25 million was in new customer growth. At March 31, 1998, the percentage of total deposits for each category were: Noninterest-bearing deposits, 12%; Interest-bearing demand deposits, 11%; Savings accounts (including money market accounts), 33%; and Other time deposits, 44%.

    Pinnacle's notes payable were $21,775 at March 31, 1998. Outstandings were used for the acquisition of Acorn Financial Corp in January, 1995; partially for the acquisition of Financial Security in September, 1996; for the purchase of other equity securities; and for other corporate needs. At year-end 1997, outstandings were $20,000.

                               CAPITAL RESOURCES

    Total stockholders' equity of Pinnacle was $116,794 at March 31, 1998 and $115,458 at December 31, 1997. The ratio of equity to assets was 11.31% and 11.16% at each period end, respectively.

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

    The following table provides an analysis of the minimum capital requirements (as defined), ratios and the excess over the minimum which Pinnacle holds as capital as of March 31, 1998 (in thousands (except percentages).


                                         MINIMUM            MINIMUM                                      EXCESS
                                         REQUIRED           REQUIRED          ACTUAL       ACTUAL         OVER
                                          RATIO              AMOUNT            RATIO       AMOUNT        MINIMUM
                                        -------------------------------------------------------------------------

     Leverage Capital                     4.00%               $40,414          7.78%      $78,606       $38,192
     Risk-based Capital:
     Tier One                             4.00                 19,515         16.11        78,606        59,091
     Total (Tier Two)                     8.00                 39,030         17.36        84,717        45,687


    At December 31, 1997, Pinnacle's total risk-based capital ratio was 16.97%.

    In addition, each of Pinnacle's subsidiary banks must meet similar minimum capital requirements as prescribed by Federal and state banking regulatory authorities. At March 31, 1998, Pinnacle and each of its subsidiary banks were in compliance with the current capital guidelines and are considered "well-capitalized" under regulatory standards.

    Book value per share was $15.56 at March 31, 1998 compared to $15.39 at December 31, 1997. Dividends amounting to $0.23 per share were paid in the first three months of 1998. Tangible book value (stockholders' equity less goodwill) was $12.56 at March 31, 1998 compared to $12.31 at December 31, 1997.

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

    Pinnacle's cash flows are comprised of three general types. Cash flows from operating activities are primarily Pinnacle's net income. Cash flows from investing activities consist of loans made to and collected from customers; and purchases, sales and maturities of securities available for sale. Cash flows from financing activities are determined by Pinnacle's deposit base and from Pinnacle's ability to borrow and repay debt and issue or repurchase stock. For the three months ended March 31, 1998, cash flows were generated from earnings of $2,623, a $1,809 decrease in securities, a $1,877 decrease in loans, a $1,775 increase in notes payable, and a $24,904 increase in deposits. Cash flow uses and needs included a $31,350 decrease in short-term borrowings, $1,727 to pay dividends, and $991 net fixed asset expenditures. Pinnacle's net cash position decreased $922 with Federal funds increasing $4,475 and cash and due from banks decreasing $5,397.

    Pinnacle's subsidiary banks have a relatively stable base of deposits and any increased loan demand can be sufficiently funded without a material change in its balance sheet. Pinnacle's corporate strategy includes profitable acquisitions. Certain acquisitions would be primarily funded with debt or stock. Reductions of debt would be made from Pinnacle's earnings.

    At March 31, 1998, Pinnacle had a line of credit of $35,000 with an unaffiliated bank from which $21,775 had been drawn. The outstanding balance relates to acquisitions, equity purchases and other corporate needs, and is secured by the stock of Pinnacle's subsidiary banks as well as certain equity securities of the holding company.

    Regulatory requirements exist which influence Pinnacle's liquidity and cash flow needs. These requirements include the maintenance of satisfactory capital ratios on a consolidated and subsidiary bank basis, restrictions on the amount of dividends which a subsidiary bank may pay and reserve requirements with the Federal Reserve Bank. Based on these restrictions, at April 1, 1998, bank subsidiaries could have declared approximately $4,320 in dividends without requesting approval of the applicable Federal or State regulatory agency. In addition, Pinnacle has made loan commitments which could result in increased cash flow requirements for loans. Management is of the opinion that these regulatory requirements and loan commitments will not have a significant impact on the liquidity of Pinnacle. Management is not aware of any known trends, events or uncertainties that will have, or that are reasonably likely to have, a material effect on Pinnacle. Currently, Pinnacle Bank, a subsidiary of Pinnacle, is in the process of building a new branch in the Quad-Cities area of Illinois. The cost of this branch, including land, is estimated to be approximately $1,000. Management is also not aware of any current recommendations by the regulatory authorities which, if implemented, would have an adverse material effect on Pinnacle.

ANALYSIS OF NET INTEREST INCOME
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES



(IN THOUSANDS)                                 THREE MONTHS ENDED                      THREE MONTHS ENDED
                                                 MARCH 31, 1998                          MARCH 31, 1997
                                             ------------------------------      ---------------------------------
                                             AVERAGE                                AVERAGE
                                             BALANCE      INTEREST     RATE         BALANCE      INTEREST   RATE
                                             ------------------------------      ---------------------------------
ASSETS:
   Interest-earning assets:
      Interest-bearing deposits and
         Federal funds sold                 $  4,086      $   52       5.19%        $  3,481      $   31     3.56%
      Taxable securities                     390,780       5,607       5.74          400,924       5,957     5.94
      Nontaxable securities                   17,858         545      12.21           20,020         605    12.09
      Loans                                  505,412      10,354       8.19          521,996      10,685     8.19
                                             ------------------------------      ---------------------------------
         Total interest-earning assets       918,136      16,558       7.21          946,421      17,278     7.30
   Noninterest-earning assets:
      Cash and due from banks                 26,840                                  25,033
      Allowance for loan losses               (7,506)                                 (8,204)
      Other assets                            65,282                                  66,437
                                          ----------                              ----------
         Total assets                     $1,002,752                              $1,029,687
                                          ----------                              ----------
                                          ----------                              ----------

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Interest-bearing liabilities:
      Interest-bearing demand deposits    $   92,821    $   438        1.89%      $   88,399    $    454      2.05%
      Savings deposits                       237,420      1,708        2.88          247,535       1,769      2.86
      Money market deposits                   43,088        372        3.45           48,143         411      3.41
      Other time deposits                    379,506      5,313        5.60          389,961       5,385      5.52
      Short-term borrowings                   18,314        282        6.16           26,307         379      5.76
      Notes payable                           19,261        335        6.96           33,334         565      6.78
                                           ------------------------------------------------------------------------
         Total interest-bearing liabilities  790,410      8,448        4.28          833,679       8,963      4.30
   Noninterest-bearing liabilities:
      Demand deposits                        103,618                                  96,248
      Other liabilities                        9,575                                   6,677
      Stockholders' equity                    99,149                                  93,083
                                           ---------                              -----------
         Total liabilities and
            stockholders' equity          $1,002,752                              $1,029,687
                                           ---------                              -----------
                                           ---------                              -----------

Net interest income and margin                          $ 8,110        3.53%                    $  8,315      3.51%
                                                    ------------------------                   ---------------------
                                                    ------------------------                   ---------------------

Interest income is adjusted to taxable equivalents for the tax-exempt assets based upon a Federal income tax rate of 34% for 1998 and 1997. The fully taxable equivalent adjustments to interest income for the three months ended March 31, 1998 and 1997 were $198 and $222, respectively. The average balance of nonaccrual loans is included in the total loans category. The average balances do not include the effects of SFAS 115.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    At the Annual Meeting of Pinnacle held on April 21, 1998, all of the proposed Directors listed in the Proxy Statement were elected. Mark P. Burns, James L. Greene, James A. Maddock, and James J. McDonough received votes totalling 6,698,672 shares, or 89.2% of the outstanding shares, FOR, 43,815, or 0.6% AGAINST. Kenneth C. Whitener, Jr. received votes totalling 6,698,537 shares, or 89.2% of the outstanding shares, FOR, 43,950 shares, or 0.6% AGAINST. William J. Finn received votes totalling 6,697,994 shares, or 89.2% of the outstanding shares, FOR, 44,493 shares, or 0.6% AGAINST. John
E. O'Neill received votes totalling 6,697,652 shares, or 89.2% of the outstanding shares, FOR, 44,835 shares, or 0.6% AGAINST. John J. Gleason, Jr. and William P. Gleason received votes totalling 6,697,117 shares, or 89.2% of the outstanding shares, FOR, 45,370 shares, or 0.6% AGAINST. John
J. Gleason received votes totalling 6,696,709 shares, or 89.2% of the outstanding shares, FOR, 45,778 shares, or 0.6% AGAINST. Albert Giusfredi received votes totalling 6,695,840 shares, or 89.2% of the outstanding shares, FOR, 46,647 shares, or 0.6% AGAINST. James R. Phillip, Jr. received votes totalling 6,693,672 shares, or 89.2% of the outstanding shares, FOR, 48,815 shares or 0.7% AGAINST. Richard W. Burke received votes totalling 6,648,948 shares, or 88.6% of the outstanding shares, FOR, 93,539 shares, or 1.2% AGAINST. Donald G. King received votes totalling 6,647,805 shares, or 88.5% of the outstanding shares, FOR, 94,682 shares, or 1.3% AGAINST. Samuel
M. Gilman received votes totalling 6,642,805 shares, or 88.5% of the outstanding shares, FOR, 99,682 shares, or 1.3% AGAINST. William C. Nickels received votes totalling 6,641,785 shares, or 88.5% of the outstanding shares, FOR, 100,702 shares, or 1.3% AGAINST. Each of the directors was elected for a term of one year.

    A total of 6,742,487 shares, accounting for 89.8% of the outstanding shares, were represented in person or by proxy at the Annual Meeting.

    No other items were voted on at the Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  The following exhibits are filed as part of this Form 10-Q.

                           Exhibit / Description No.
                               Under Item 601 of               Exhibit
                                Regulation S-K               Description
                           -------------------------      -----------------
                                     20                      Report furnished
                                                             to securities holders.
                                                             First Quarter
                                                             Report.

                                     27.1                    Financial Data Schedule.

                                     27.2                    Restated Financial Data
                                                             Schedule.


    (b)  Reports on Form 8-K.

        None.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PINNACLE BANC GROUP, INC.



Dated:  May 1, 1998                            By:  /s/ John J. Gleason, Jr.
                                                    ------------------------
                                                    John J. Gleason, Jr.
                                                    Director, Vice Chairman and
                                                    Chief Executive Officer


                                               By:  /s/ Sara J. Mikuta
                                                    ------------------
                                                    Sara J. Mikuta
                                                    Chief Financial Officer
                                                    and Treasurer