Form 10-Q
period 1998-06-30
PINNACLE BANC GROUP INC
filed 1998-08-07
CIK 827085

          _________________________________________________________________

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the period ended June 30, 1998
                                     or
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

                2215 York Road, Suite 306, Oak Brook, Illinois 60523
                ----------------------------------------------------
                      (Address of principal executive offices)

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

               Yes  [ X ]    No  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:   As of July 31, 1998, the registrant
                                        had 7,507,523 shares outstanding
                                        of common stock, $3.12 par value.
_______________________________________________________________________________

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     Presented on the following pages are the unaudited consolidated balance sheets of Pinnacle Banc Group, Inc. and subsidiaries ("Pinnacle") for June 30, 1998 and December 31, 1997, the related consolidated statements of income for the three and six month periods ended June 30, 1998 and 1997, and the related consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997.

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

     Footnote disclosure has been omitted since it would substantially duplicate the disclosure contained in the latest audited financial statements of Pinnacle contained in the 1997 Annual Report to Shareholders with the exception of the disclosure of the Adoption of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", SFAS No. 130, "Reporting Comprehensive Income", and the pro forma impact of the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


(IN THOUSANDS, EXCEPT PER SHARE DATA)              JUNE 30       DECEMBER 31
                                                  ----------     -----------
                                                     1998           1997
                                                  ----------     -----------
ASSETS:
  Cash and due from banks                         $   30,628        $31,103
  Federal funds sold                                     800          2,800
                                                  ----------     -----------
      Total cash and cash equivalents                 31,428         33,903
   Interest-bearing deposits                             102            228
   Securities:
      Available for sale                             426,366        434,234
      (amortized cost:
           6/30/98 - $405,585
         12/31/97 - $409,123
   Loans, net of unearned discount                   509,591        510,207
      Less:  Allowance for loan losses                (7,191)        (7,520)
                                                  ----------     -----------
      Net loans                                      502,400        502,687
   Premises and equipment                             20,435         18,451
   Goodwill                                           21,868         23,076
   Other assets                                       27,352         22,232
                                                  ----------     -----------
      Total                                       $1,029,951     $1,034,811
                                                  ----------     -----------
                                                  ----------     -----------

LIABILITIES:
   Demand deposits:
      Noninterest-bearing                           $111,661      $104,644
      Interest-bearing                                90,429         96,092
   Savings deposits                                  282,205        281,737
   Other time deposits                               391,235        363,996
                                                  ----------     -----------
      Total deposits                                 875,530        846,469
   Short-term borrowings                               8,025         38,525
   Notes payable                                      15,900         20,000
   Other liabilities                                  14,184         14,359
                                                  ----------     -----------
       Total liabilities                             913,639        919,353

STOCKHOLDERS' EQUITY:
   Common stock, $3.125 par                           23,461         23,449
      20,000,000 shares authorized;
      shares issued and outstanding:
        6/30/98 - 7,507,523
      12/31/97 - 7,503,773
   Additional paid-in capital                         38,638         38,578
   Retained earnings                                  40,532         36,856
   Unrealized gains in securities available
     for sale                                         13,681         16,575
                                                  ----------     -----------
      Total stockholders' equity                     116,312        115,458
                                                  ----------     -----------
      Total                                       $1,029,951     $1,034,811
                                                  ----------     -----------
                                                  ----------     -----------

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


                                                        FOR THE THREE MONTHS         FOR THE SIX MONTHS
(IN THOUSANDS, EXCEPT PER SHARE DATA)                      ENDED JUNE 30                ENDED JUNE 30
                                                        ---------------------        -------------------
                                                          1998         1997           1998         1997
                                                        ---------------------        -------------------
INTEREST INCOME:
   Loans                                                $  10,457     $10,896        $20,797     $21,564
   Securities:
      Taxable                                               5,591       5,998         11,198      11,955
      Tax exempt                                              343         394            703         793
   Interest-bearing deposits, Federal funds
      sold and other                                          140          15            193          46
                                                        ---------------------        -------------------
      Interest income                                      16,531      17,303         32,891      34,358

INTEREST EXPENSE:
   Deposits:
      Interest-bearing demand                                 464         456            903         910
      Savings                                               2,135       2,217          4,215       4,397
      Other time                                            5,489       5,311         10,802      10,695
   Short-term borrowings                                      102         406            383         784
   Notes payable                                              351         539            686       1,105
                                                        ---------------------        -------------------
      Interest expense                                      8,541       8,929         16,989      17,891
                                                        ---------------------        -------------------
   Net Interest Income                                      7,990       8,374         15,902      16,467
      Provision for loan losses                                 0           0              0           0
                                                        ---------------------        -------------------
         Net interest income after provision
           for loan losses                                  7,990       8,374         15,902      16,467

OTHER INCOME:
   Banking services and other                               1,496       1,381          3,089       2,828
   Trust services                                             686         631          1,366       1,165
   Net securities gains                                     2,278       1,465          5,176       2,566
                                                        ---------------------        -------------------
      Other income                                          4,460       3,477          9,631       6,559

OTHER EXPENSE:
   Salaries, profit sharing and other employee benefits     3,634       3,435          7,197       6,882
   Occupancy                                                  763         633          1,466       1,343
   Amortization of goodwill and other intangibles             604         600          1,208       1,195
   Other operating expenses                                 2,545       1,976          4,990       4,250
                                                        ---------------------        -------------------
      Other expense                                         7,546       6,644         14,861      13,670
                                                        ---------------------        -------------------
Income before income taxes                                  4,904       5,207         10,672       9,356
   Provision for income taxes                               1,625       1,763          3,543       3,173
                                                        ---------------------        -------------------
NET INCOME                                                 $3,279      $3,444         $7,129      $6,183
                                                        ---------------------        -------------------
                                                        ---------------------        -------------------
WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING:
   BASIC                                                7,507,523   7,538,679      7,507,356   7,568,279
   DILUTED                                              7,541,399   7,540,805      7,540,013   7,569,724
EARNINGS PER SHARE:
   BASIC                                                    $0.44       $0.46          $0.95      $0.82
   DILUTED                                                  $0.44       $0.46          $0.95      $0.82
DIVIDENDS PER SHARE                                         $0.23       $0.22          $0.46      $0.44

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


                                                           FOR THE THREE MONTHS         FOR THE SIX MONTHS
(IN THOUSANDS)                                                 ENDED JUNE 30               ENDED JUNE 30
                                                           ---------------------        -------------------
                                                             1998         1997           1998         1997
                                                           --------  -----------        --------  ---------
Net income                                                 $3,279        $3,444         $7,129       $6,183
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities                   (804)        6,538            792        6,811
   Less:  reclassification adjustment for gains (losses)
      included in net income                               (2,278)       (1,465)        (5,176)      (2,566)
                                                           --------  -----------        --------  ---------
   Net unrealized gains (losses) on securities             (3,082)        5,073         (4,384)       4,245
   Income tax expense (benefit) related to unrealized
      gains (losses) on securities                         (1,047)        1,725         (1,490)       1,443
                                                           --------  -----------        --------  ---------
Other comprehensive income, net of tax                     (2,035)        3,348         (2,894)       2,802
                                                           --------  -----------        --------  ---------
Comprehensive income                                       $1,244        $6,792         $4,235       $8,985
                                                           --------  -----------        --------  ---------
                                                           --------  -----------        --------  ---------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES

                                                          FOR THE SIX MONTHS
(IN THOUSANDS, EXCEPT PER SHARE DATA)                        ENDED JUNE 30
                                                          ------------------
                                                            1998       1997
                                                          -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $7,129      $6,183
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                            976         871
      Amortization of goodwill and other intangibles        1,208       1,195
      Amortization of purchase accounting adjustments          31         (34)
      Discount accretion                                     (430)       (747)
      Premium amortization                                    150         127
      Provision for loan losses                                 0           0
      Gain on sale of securities                           (5,176)     (2,566)
      Decrease in interest receivable                          49       3,665
      Increase in interest payable                            267         327
      Decrease (increase) in other assets                  (5,169)      1,381
      Increase (decrease) in other liabilities              1,054      (1,706)
      Other, net                                             (299)       (248)
                                                          -------     -------
         Total adjustments                                 (7,339)      2,265
      Net cash provided by (used for) operating activities   (210)      8,448

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of securities                       712,355     743,627
   Proceeds from maturities and paydowns of securities      5,704       1,249
   Purchase of securities                                (708,963)   (719,644)
   Net decrease in interest-bearing deposits                  126       3,042
   Net loan principal collected                               424       4,495
   Premises and equipment expenditures                     (2,991)     (1,142)
                                                          -------     -------
      Net cash provided by investing activities             6,655      31,627

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in total deposits               29,061     (20,779)
   Net decrease in short-term borrowings                  (30,500)     (2,744)
   Proceeds from notes payable                             10,925      10,000
   Principal reductions of notes payable                  (15,025)    (14,050)
   Issuance of common stock                                    72         709
   Purchase and retirement of common stock                      0      (3,098)
   Dividends paid                                          (3,453)     (3,351)
                                                          -------     -------
      Net cash used for financing activities               (8,920)    (33,313)
   Net increase (decrease) in cash and cash equivalents    (2,475)      6,762
   Cash and cash equivalents at beginning of period        33,903      23,095
                                                          -------     -------
   Cash and cash equivalents at end of period             $31,428     $29,857
                                                          -------     -------
                                                          -------     -------

CASH PAID DURING PERIOD FOR:
   Interest                                               $16,722     $17,766
   Income taxes                                             1,861       2,175

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

     The following table shows the computation of shares outstanding for calculating earnings per share for the three and six months ended June 30, 1998 and 1997:


                               FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                        JUNE 30                       JUNE 30
                               --------------------------     ------------------------
                                   1998           1997           1998           1997
                                ---------      ---------       ---------      ---------
BASIC EARNINGS PER SHARE:
Common shares outstanding       7,507,523      7,538,679       7,507,356      7,568,279

Common stock equivalents:
   Stock options outstanding       82,500         86,250          82,500         86,250
   Treasury stock method          (48,624)       (84,124)        (49,843)       (84,805)
                                ---------      ---------       ---------      ---------
   Net                             33,876          2,126          32,657          1,445
                                ---------      ---------       ---------      ---------

DILUTED EARNINGS PER SHARE:
Common shares outstanding
   plus assumed conversions     7,541,399      7,540,805       7,540,013      7,569,724
                                ---------      ---------       ---------      ---------
                                ---------      ---------       ---------      ---------

COMPREHENSIVE INCOME

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

DERIVATIVE INSTRUMENTS

     In June, 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards requiring every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Because Pinnacle does not use derivatives for hedging or other purposes, the impact of this standard, effective for fiscal years beginning after June 15, 1999, will be immaterial.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   (Dollars in thousands, except per share amounts)

                 NET INCOME - SIX MONTHS ENDED JUNE 30, 1998 AND 1997

      Consolidated net income was $7,129, or $0.95 per share, on a diluted basis for the six months ended June 30, 1998, compared to the $6,183, or $0.82 per share, earned in the first six months of 1997. The annualized return on average assets was 1.41% for the first six months of 1998 and 1.22% for the first six months of 1997. For each period, the return on average equity was 14.4% and 13.4%, respectively. Return on average assets and equity for the same periods, calculated using the effects of SFAS No. 115, would not be materially different.


     The primary factor for higher earnings was the increase in net securities gains. Net securities gains were $5,176 compared to $2,566 in gains during the
same period a year ago.   Net interest income decreased 3% to $15,902 from
$16,467 with a corresponding decrease in the net interest margin from 3.60% to 3.53% for the same periods. Lower rates earned on earning assets was the primary factor in lower net interest income and net interest margin. Other operating income, excluding net securities gains, increased 12% compared with the same period of 1997. Other expenses increased 9%.

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

     During the first six months of 1998, Pinnacle's average earning assets were $923,185, a 2% decrease from the comparable period of the previous year. The net interest margin for the first six months of 1998 was 3.53%, down from 3.60% of the same period a year ago. Net interest income on a fully taxable equivalent basis was $16,288 for the first six months of 1998, or 4% lower than the comparable period in 1997. Actual net interest income decreased 3% as the result of the decrease in the net interest margin and the decrease in average earning assets.

     The yield earned on total earning assets was 7.21% for the first six months of 1998 compared to 7.41% for the same period of 1997. The decrease resulted from both a decrease in the rate earned on taxable securities and a lower volume of loans. The rate earned on interest-bearing deposits and Federal funds sold increased 151 basis points as the majority of assets in this category consisted of higher paying Federal funds than those assets a year ago. The average rate on taxable securities decreased 33 basis points to 5.71% for the first six months of 1998. The decrease in the yield on taxable securities was primarily a drop in the rates earned on these securities than those carried a year ago. Average volume of taxable securities decreased slightly, or 1%. The yield earned on non-taxable securities increased 15 basis points while the average balance decreased $2.5 million. The rate earned on loans decreased 6 basis points while the average balance decreased 3%. Most of the decrease in average loans relates to the residential mortgage portfolio, which decreased over $21 million due to paydowns of participation's acquired in the acquisition of Security Federal in 1996 which have not been replaced, as well as the general refinancing of mortgage loans. Loans which replace the residential mortgages are at lower rates, therefore, further reducing the yield earned on residential mortgage loans. Offsetting the decrease in residential loans has been the increase in commercial loans of $3 million. Yields earned on these loans remained flat; as prime rate has not changed on a year-to-year basis. Consumer installment loans have also increased over $3 million, but yields earned on these loans have remained relatively flat from a year ago.

     The average cost of interest-bearing liabilities decreased 5 basis points to 4.28% from 4.33% paid in the first six months of 1997. The average rate paid on interest-bearing demand deposits decreased 15 basis points while the rates paid on savings deposits decreased slightly by 2 basis points and the rates paid on money market deposits increased 4 basis points. The average rate paid on other time deposits increased 5 basis points to 5.62% from 5.57% of a year ago. Rates paid on other time deposits have been relatively flat since the first quarter of 1997; however, certain special "high rate" deposits which were in the portfolio at Security Federal which were maturing in the last half of 1997 were replaced with a higher rate, 14-month time deposit which was implemented in the first quarter of 1998, in conjunction with the opening of a new Chicago-area branch and marketing campaign. This promotion brought in approximately $39 million, two-thirds of which were new deposits. In June, 1998, this same promotion was implemented in conjunction with Pinnacle's new branch which opened in Moline, Illinois. At the end of June, this promotion brought in approximately $2 million in new deposits. Both promotions will negate the effect of the run-off of promotional deposits at Security Federal. The average balance in savings deposits also decreased $9,663 as customers switched their funds to higher rate time deposits. Average savings deposits have remained constant throughout 1998.

     The average rate paid on short-term borrowings increased 43 basis points, while the average balance decreased $14,448. Increases or decreases in the average balance of this category fluctuate due to Pinnacle's subsidiary banks' daily liquidity needs, such as greater loan growth and the growth in time deposits. Also contributing the increase was the assumption of Security Federal's higher rate fixed term advances from the Federal Home Loan Bank. The average balance in Pinnacle's notes payable decreased $11,424 due primarily to a stock redemption from Pinnacle Bank in July, 1997, proceeds of which were used to pay down a portion of the notes payable. The rate paid decreased 19 basis points as the indices (Prime or LIBOR), to which the notes payable are tied, were lower in the first six months of 1998 compared to a year ago.

     A detailed Analysis of Net Interest Income for the six and three month periods ended June 30, 1998 and 1997 is included on Pages 16 and 17.

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

     There was no provision for loan losses in the first six months of 1998, as well as no provision for the first six months of 1997. Pinnacle had net charge-offs of $329 in the first six months of 1998 compared to net charge-offs of $484 in 1997. Pinnacle continues not to record a provision for loan losses due to several factors, including the level of allowance for possible loan losses to total loans, management's assessment of the overall adequacy for allowance for loan losses, as well as the high level of real estate secured loans with the portfolio. No losses of a material amount have been recorded on real estate secured loans in the last three years.

     Total nonperforming assets totalled $7,271 at June 30, 1998, a slight increase of $150, over the $7,121 at December 31, 1997. Non-performing assets consisted of $3,877 in non-accrual loans, $1,520 in loans past due greater than 90 days and still accruing, $1,168 in restructured loans, and $706 in other real estate owned. Approximately one-third of these nonperforming assets resulted from the acquisition of Security Federal in 1996. The investment in impaired loans at quarter end includes all nonaccrual loans over $100,000 and restructured loans. All are included in the above nonperforming asset numbers.

     Pinnacle maintains a system of review of the credit quality of the loan portfolio, including the use of an independent credit review system as well as an internal "Watch List" to identify potential problem loans. Currently, there are approximately $4,234 in potential problem loans which are identified through that review process that are not considered nonperforming and are not included in totals above.

NONINTEREST INCOME AND EXPENSE

     The major components of Pinnacle's noninterest income consist of service charges on deposit accounts and other banking income, trust fees and net gains or losses on the sale of securities. Fees on banking services and other income were $3,089 for the six months ended June 30, 1998 compared to $2,828 in the same period of 1997. The increase in fees on banking services and other income include higher business and overdraft service charges of $126 and ATM surcharges
of $67.   Trust fees increased 17% on a period-to-period basis.  Total trust assets under management amounted to $337,000 at June 30, 1998, or a 15% increase of a year ago.

     Gains on the sale of securities, on a pre-tax basis, were $5,176 for the first six months of 1998 compared to net gains of $2,566 in the same period of 1997. The net gains on a year to date basis in 1998 consisted of gains of $5,243 recorded on the sale of equity securities as part of Pinnacle's equity investment program in other financial institutions and net losses of $60 from the sale of U. S. Treasury securities as part of Pinnacle's portfolio funds management system. The net gains in 1997 consisted of sales of equity securities of $2,842 and net losses on the portfolio funds management system of $276.

     Security sales were taken in the equity investment portfolio to reallocate portfolio funds based on management's assessment of the financial performance of certain issues as well as market conditions as it related to those issues.

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

     Management has always viewed the gains recorded on the U. S. Government program as closely related to its net interest income as opposed to one-time security gains or losses. Accordingly, since implementation of the program, the yield on Pinnacle's U. S. Government portfolio has outperformed the U. S. Treasury yield for comparable maturities by 25 basis points and by including the net gains since inception of the program, the total yield is 125 basis points higher than the same index. For the first six months of 1998, due to the relative flatness of the yield curve, the portfolio underperformed the index by 3 basis points and by including the net loss under- performed the index by 5 basis points.

     Noninterest expense increased 9% for the first six months of 1998 compared to the same period last year. Employee compensation and benefits increased 5% which includes the addition of personnel for the Warrenville and Moline banking centers opened in January, 1998, and June, 1998, respectively. This accounted for 3% of the increase. Occupancy expense increased 9% which was also affected by the opening of the banking centers as well as the Pinnacle Bank Operations Center in the second quarter of 1998. The Operations Center houses all back room functions of Pinnacle Bank, which previously were housed in separate banking centers. Other operating expense increased 17%, or $739, with the advertising relating to two new campaigns (time deposit product and home equity loan product) as well as the opening of the new banking centers contributing 7%, or $322, of the increase. Equipment expense increased 9%, or $80, as a result of the new banking and operation centers and expenses relating to other real estate owned increased $199 due to additional market writedowns and related expenses of distressed properties held in this category.

INCOME TAXES

     Pinnacle's Federal income tax return is prepared on a consolidated basis including the accounts of its subsidiary banks. The provision for income taxes was $3,543 for the first six months of 1998 compared with a provision of $3,173 for the first six months of 1997. The higher provision for taxes in the first six months of 1998 was primarily the result of higher pre-tax income in the first six months of 1998, versus the lower pre-tax income in the same period of 1997.

                NET INCOME - THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     Consolidated net income was $3,279, or $0.44 per share, on a diluted basis for the three months ended June 30, 1998 (the "second quarter"), compared to $3,444, or $0.46 per share, earned in the second quarter of 1997. The annualized return on average assets was 1.29% for the second quarter of 1998 and 1.36% for the second quarter of 1997. For each period, the return on average equity was 13.20% and 14.7%, respectively.

     The primary factors for the decrease in net income was the decrease in net interest income, higher other expense offset by higher net gains recorded on the sale of securities. Net interest income decreased $384, or 5%. Net securities gains of $2,278 were recorded versus net gains of $1,465 for the same period a year ago. Other income, exclusive of securities transactions, increased $170, or 8%. Other expense increased $902, or 14%.

NET INTEREST INCOME

     During the second quarter of 1998, Pinnacle's average earning assets were $928,179 compared to $932,132 with the comparable period of the previous year. The net interest margin of the second quarter of 1998 was 3.52% compared to 3.69% for 1997. Net interest income on a fully taxable equivalent basis was $8,178 for the second quarter of 1998, or 5% lower than the comparable period in 1997. Actual net interest income decreased 5%.

     The yield earned on total earning assets was 7.21% for the second quarter of 1998 compared to 7.52% for the same period of 1997. The decrease resulted primarily from the decrease in average earning assets primarily in loans. The yield on interest-bearing deposits and Federal funds sold increased 69 basis points while average balances increased $8,896. The average balance of taxable securities increased slightly and the yield on the portfolio decreased 55 basis points. The yield earned on loans decreased 13 basis points to 8.26%. The lower yield on loans is a result of the significant amount of real estate related loans which were refinanced at lower rates. Total interest income, on a fully taxable equivalent basis, decreased $802.

     The average cost of interest-bearing liabilities decreased by 6 basis points to 4.29% from the 4.35% paid in the second quarter of 1997. The average rates paid on interest-bearing demand, savings and money market deposits decreased 4 basis points. The average rate paid on other time deposits increased 1 basis point as the new "CD for Me", a higher-rate time deposit, replaced higher rate time deposits which matured from Security Federal. The rates paid on other short-term borrowings increased 83 basis points as rates due to the higher rates of the Federal Home Loan Bank borrowings of Security Federal. In the previous quarter, the majority of this category was lower rate Federal funds purchased. Rates paid on notes payable decreased 68 basis points as the indices to which these loans were tied decreased on a quarter-to-quarter basis.

PROVISION FOR LOAN LOSSES

     There was no provision for loan losses for the second quarter of 1998, as well as no provision for the second quarter of 1997. Pinnacle had net recoveries of $52 in 1998 compared to net charge offs of $84 in 1997.

NONINTEREST INCOME AND EXPENSE

     Fees on banking services and other income were $1,496 for the three months ended June 30, 1998 compared to $1,381 in the same period of 1997, an increase of 8% due to increased business service charges and ATM fees. Trust fees increased 9% to $686.

     On a pre-tax basis, net gains on the sale of securities were $2,278 for the second quarter of 1998 compared to net gains on the sale of securities of $1,465 in the same period of 1997. The net gains the second quarter of 1998 consisted of gross gains of $5,236 and gross losses of $(2,958). The net gains realized in the second quarter of 1997 consisted of gross gains of $2,656 and gross losses of $(1,191).

     All of the gross securities gains recorded by Pinnacle in the second quarter of 1998 related to its equity investment portfolio and the gross losses related to the sale of securities in the managed U. S. Government portfolio.

Primarily all of the net securities gains recorded by Pinnacle in the second quarter of 1997 related to its equity securities portfolio.

     Non-interest expense increased 14% as a result of the added compensation and employee benefits, occupancy expense and advertising expenses related to the new banking centers and marketing campaigns.

INCOME TAXES

     The provision for income taxes was $1,625 for the second quarter of 1998 compared with $1,763 for the second quarter of 1997. The lower provision for taxes in the second quarter of 1998 was primarily the result of lower pre-tax income in the second quarter of 1997.

                              CASH EARNINGS PER SHARE

     All of Pinnacle's acquisitions have been made with both the issuance of stock and cash or cash only and, as a result, the purchase method of accounting was utilized. This method creates goodwill or the difference between the fair value of assets purchased and the historical cost of those assets. Goodwill is being amortized as a non-cash reduction of net income over time periods from 10 to 20 years. If pooling of interest method of accounting had been used (after meeting stringent accounting rules and no cash had been exchanged), no goodwill would have been created and no reduction in net income would have been made for the amortization. The following outlines Pinnacle's cash earnings, earnings per share and related ratios for the quarter and six months ended June 30, 1998 and 1997:


(DOLLARS IN THOUSANDS)            FOR THE QUARTER ENDED       FOR THE SIX MONTHS ENDED
                                         JUNE 30                       JUNE 30
                                -------------------------     -------------------------
                                   1998           1997           1998           1997
                                ----------     ----------     ----------     ----------
Net income                          $3,279         $3,444         $7,129         $6,183
Goodwill amortization                  604            600          1,208         $1,195
                                ----------     ----------     ----------     ----------
Cash Net Income                     $3,883         $4,044         $8,337         $7,378
                                ----------     ----------     ----------     ----------
                                ----------     ----------     ----------     ----------

EARNINGS PER SHARE, DILUTED
   Cash EPS                          $0.52          $0.54          $1.11          $0.98
   As reported                        0.44           0.46           0.95           0.82

CASH ROA
   Average assets               $1,013,264     $1,016,490     $1,008,037     $1,023,052
   Average goodwill                 22,326         24,420         22,524         24,888
                                ----------     ----------     ----------     ----------
   Average tangible assets        $990,938       $992,070       $985,513       $998,164
                                ----------     ----------     ----------     ----------
                                ----------     ----------     ----------     ----------

Cash ROA                             1.57%          1.63%          1.69%          1.48%
As reported                          1.29%          1.36%          1.41%          1.21%

CASH ROE
   Average equity                  $99,370        $93,690        $99,260        $93,388
   Average goodwill                 22,326         24,420         22,524         24,888
                                ----------     ----------     ----------     ----------
   Average tangible equity         $77,044        $69,270        $76,736        $68,500
                                ----------     ----------     ----------     ----------
                                ----------     ----------     ----------     ----------

Cash ROE                             20.2%          23.4%          21.7%          21.5%
As reported                          13.2%          14.7%          14.4%          13.2%

                              BALANCE SHEET

     Total consolidated assets were $1,029,951 at June 30, 1998, approximately the same as year-end 1997.

     Total securities were $426,366 at June 30, 1998 and consisted of U. S. Government securities amounting to $356,627, mortgage-backed securities and CMO's of $3,875, state and municipal bonds of $19,442, and corporate and other securities of $46,422. The total securities outstanding at June 30, 1998 decreased 2% from year-end 1997 but retained relatively the same mix.

     U. S. Government securities amounted to $356,627, or 35% of assets, at June 30, 1998. The average remaining maturity of these securities was approximately thirty-four months. U. S. Government securities are part of Pinnacle's term taxable securities strategy which has been designed to manage Pinnacle's interest rate risk and to take advantage of the slope in the yield curve. The decision to undertake intermittent sales of these securities is based on management's assessment of economic conditions. For example, management will undertake sales of securities based on the slope of the yield curve and its determination that the reinvestment of the proceeds into a longer or shorter term security is an acceptable alternative given management's assessment of interest rate risk. At June 30, 1998, U. S. Government securities had gross unrealized gains of $1,302 and gross unrealized losses of $(114) on a pre-tax basis.

     Other securities held by Pinnacle, amounting to $69,739 at June 30, 1998, consisted of mortgage-backed, CMO's, state and municipal, and corporate and equity securities. At quarter end, these securities had gross unrealized gains of $19,989 and gross unrealized losses of $(396) on a pre-tax basis. Included in this amount was $16.9 million of unrealized gains on Pinnacle's equity investment program in other financial institutions. Currently, Pinnacle is not using any derivatives for hedging or other purposes.

     Total loans amounted to $509,591 at June 30, 1998, approximately the same as year-end 1997. Real estate loans decreased 3%, or $9,595, as purchased participation loans acquired with Security Federal continued to pay down approximately $4,518, and multi-family loans, also primarily related to the Security Federal acquisition, decreased $6,284. Absent these items, real estate loans increased $1,207. Consumer installment loans increased $3,091, or 5%, from year end and commercial loans increased $5,887, or 5%. At June 30, 1998, 23% of the loans were commercial, 64% were real estate, and 13% were installment loans. Pinnacle's loan to asset ratio was 49% at June 30, 1998 and its loan to deposit ratio was 58%.

     Goodwill and other intangibles amounted to $21,868, or 19% of stockholders' equity at June 30, 1998.

     Total deposits were $875,530 at June 30, 1998, or 3% higher than year-end 1997. The increase in deposits was primarily in other time deposits which increased $27,239. As mentioned previously, a promotion corresponding with the opening of two new banking centers in 1998 brought in significant new time deposit money. Noninterest bearing demand deposits increased $7,017 but were offset by the decrease in interest bearing demand deposits of $5,663. Savings deposits remained flat. At June 30, 1998, the percentage of total deposits for each category were noninterest-bearing deposits, 13%; interest-bearing demand deposits, 10%; savings accounts (including money market accounts), 32%; and other time deposits, 45%.

     Pinnacle's notes payable were $15,900 at June 30, 1998. Outstandings were used for the acquisition of Acorn Financial in 1995; for the acquisition of Financial Security in 1996; for the purchase of equity securities; and other corporate needs. Outstandings consisted of $20,000 at year-end 1997.


                                  CAPITAL RESOURCES

     Total stockholders' equity of Pinnacle was $116,312 at June 30, 1998 and $115,458 at December 31, 1997. The ratio of equity to assets was 11.29% and 11.16% at each period end, respectively.

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

     The following table provides an analysis of the minimum capital requirements (as defined), ratios and the excess over the minimum which Pinnacle holds as capital as of June 30, 1998, in thousands (except percentages).

                         MINIMUM      MINIMUM                            EXCESS
                         REQUIRED     REQUIRED     ACTUAL     ACTUAL      OVER
                          RATIO        AMOUNT       RATIO     AMOUNT     MINIMUM
                         --------     --------     ------     -------    -------
Leverage Capital          4.00%       $39,492       8.18%     $80,763    $41,271
Risk-based Capital:
   Tier One               4.00         19,841      16.28       80,763     60,922
   Total (Tier Two)       8.00         39,683      17.53       86,976     47,293


     At December 31, 1997, Pinnacle's total risk-based capital ratio was 16.97%.


     In addition, each of Pinnacle's subsidiary banks must meet similar minimum capital requirements as prescribed by Federal and state banking regulatory authorities. At June 30, 1998, Pinnacle and each of its subsidiary banks was in compliance with the current capital guidelines and are considered "well-capitalized" under regulatory standards.

     Book value per share was $15.49 at June 30, 1998 compared to $15.39 at December 31, 1997. Dividends amounting to $0.46 per share were paid in the first six months of 1998. Tangible book value (stockholders' equity less goodwill) was $12.58 at June 30, 1998 compared to $12.31 at December 31, 1997.


                              LIQUIDITY AND MARKET RISK

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

     Pinnacle's cash flows are comprised of three general types. Cash flows from operating activities are primarily Pinnacle's net income, adjusted for non-cash items. Cash flows from investing activities consist of loans made to and collected from customers; and purchases, sales and maturities of securities available for sale. Cash flows from financing activities are determined by Pinnacle's deposit base and from Pinnacle's ability to borrow and repay debt and issue or repurchase stock. For the six months ended June 30, 1998, cash flows were generated primarily from the net decrease in securities of $9,096 and the increase in total deposits of $29,062. Cash flow uses and needs include a $4,100 net reduction in notes payable, a $30,500 reduction in short-term borrowings, and $3,453 to pay dividends. Pinnacle's net cash position decreased $2,475, with the decrease primarily in Federal funds sold.

     Pinnacle's subsidiary banks have a relatively stable base of deposits and any increased loan demand can be sufficiently funded without a material change in its balance sheet. Pinnacle's corporate strategy includes acquisitions. Certain acquisitions could be funded with debt and/or issuances of stock. Reductions of debt would be made from Pinnacle's earnings.

     At June 30, 1998, Pinnacle had a line of credit of $35,000 with an unaffiliated bank from which $15,900 had been drawn. The outstanding balance relates to the acquisitions, equity purchases and other corporate needs, and is secured by the stock of Pinnacle's subsidiary banks as well as certain equity securities of the holding company.

     Market risk at Pinnacle consists primarily of interest rate risk and, to some extent, market price risk. Market risk exposure at Pinnacle has not changed significantly since year-end 1997.

     Regulatory requirements exist which influence Pinnacle's liquidity and cash flow needs. These requirements include the maintenance of satisfactory capital ratios on a consolidated and subsidiary bank basis, restrictions on the amount of dividends which a subsidiary bank may pay and reserve requirements with the Federal Reserve Bank. Based on these restrictions, at July 1, 1998, bank subsidiaries could have declared approximately $369 in dividends without requesting approval of the applicable Federal or State regulatory agency. In addition, Pinnacle has made loan commitments which could result in increased cash flow requirements for loans. Management is of the opinion that these regulatory requirements, stock redemption, and loan commitments will not have a significant impact on the liquidity of Pinnacle. Management is not aware of any known trends, events or uncertainties that will have, or that are reasonably likely to have, a material effect on Pinnacle. Management is also not aware of any current recommendations by the regulatory authorities which, if implemented, would have an adverse material effect on Pinnacle.


                                     YEAR 2000

     Throughout the first six months of 1998, Pinnacle's Year 2000 task force has continued to monitor the readiness of its major data processing provider, other critical vendor suppliers, and its large commercial customers. Currently, Pinnacle has completed its testing strategies and plans and has requested the testing strategies and plans from its critical vendors. Pinnacle's main data processing provider will begin testing in a proxy environment during August,
1998, which will continue through March, 1999.   Contingency planning for
noncompliant critical vendors, if necessary, will be addressed when testing plans and strategies have been received and reviewed by Pinnacle's task force. Currently, all critical dates mandated by the regulators have been met by the data processing vendor and Pinnacle is also on schedule for its review of any in-house critical systems, software, and equipment. Any costs associated with this issue will continue to be expensed as incurred or capitalized in the event of equipment or software replacement. The impact is not expected to be material to the financial position of Pinnacle at this time. Large commercial customers are being assessed by management as to Year 2000 readiness and ability to manage their relationship with Pinnacle's banking subsidiaries. Currently, it is unknown what impact a high risk customer's inability to repay its bank obligations will have on the adequacy of Pinnacle's allowance for possible loan losses.

ANALYSIS OF NET INTEREST INCOME
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES

                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    JUNE 30, 1998                JUNE 30, 1998
                                            -----------------------------   ---------------------------
(DOLLARS IN THOUSANDS)                       AVERAGE                         AVERAGE
                                             BALANCE     INTEREST   RATE     BALANCE    INTEREST  RATE
                                            ----------   --------   -----   ----------  --------  -----
ASSETS:
   Interest-earning assets:
      Interest-bearing deposits and
         Federal funds sold                    $10,135    $   140    5.53%      $7,127   $   193   5.42%
      Taxable securities                       394,064      5,591    5.58      392,431    11,198   5.71
      Nontaxable securities                     16,917        520   12.30       17,385     1,066  12.25
      Loans                                    507,063     10,468    8.26      506,242    20,820   8.23
                                            ----------   --------   -----   ----------  --------  -----
         Total interest-earning assets         928,179     16,719    7.21      923,185    33,277   7.21
   Noninterest-earning assets:
      Cash and due from banks                   26,639                          26,739
      Allowance for loan losses                 (7,164)                         (7,334)
      Other assets                              65,610                          65,447
                                            ----------                      ----------
         Total assets                       $1,013,264                      $1,008,037
                                            ----------                      ----------
                                            ----------                      ----------

LIABILITIES AND
STOCKHOLDERS' EQUITY:
   Interest-bearing liabilities:
      Interest-bearing demand deposits         $97,215    $   464    1.91%     $95,030      $903   1.90%
      Savings deposits                         237,531      1,732    2.92      237,476     3,440   2.90
      Money market deposits                     45,741        403    3.52       44,422       775   3.49
      Other time deposits                      389,813      5,489    5.63      384,688    10,802   5.62
      Short-term borrowings                      5,916        102    6.90       12,081       383   6.34
      Notes payable                             21,167        351    6.51       20,219       686   6.79
                                            ----------   --------   -----   ----------  --------  -----
         Total interest-bearing liabilities    797,383      8,541    4.29      793,916    16,989   4.28
   Noninterest-bearing liabilities:
      Demand deposits                          108,377                         106,010
      Other liabilities                          8,134                           8,851
      Stockholders' equity                      99,370                          99,260
                                            ----------                      ----------
         Total liabilities and
            stockholders' equity            $1,013,264                      $1,008,037
                                            ----------                      ----------
                                            ----------                      ----------
Net interest income and margin                            $ 8,178    3.52%               $16,288   3.53%
                                                         --------   -----                --------  -----
                                                         --------   -----                --------  -----

Interest income is adjusted to taxable equivalents for the tax-exempt assets based upon a Federal income tax rate of 34% for 1998. The fully taxable equivalent adjustment to interest income for the three and six months ended June 30, 1998 was $188 and $386, respectively. The average balance on nonaccrual loans is included in the total loans category. The average balances do not include the effect of SFAS No. 115.

ANALYSIS OF NET INTEREST INCOME
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                   JUNE 30, 1997                    JUNE 30, 1997
                                            -----------------------------   -----------------------------
(DOLLARS IN THOUSANDS)                        AVERAGE                         AVERAGE
                                              BALANCE    INTEREST    RATE     BALANCE    INTEREST    RATE
                                            ----------   --------   -----   ----------   --------   -----
ASSETS:
   Interest-earning assets:
      Interest-bearing deposits and
         Federal funds sold                     $1,239        $15    4.84%      $2,354        $46    3.91%
      Taxable securities                       391,176      5,998    6.13      396,023     11,955    6.04
      Nontaxable securities                     19,682        596   12.12       19,850      1,201   12.10
      Loans                                    520,035     10,912    8.39      521,010     21,597    8.29
                                            ----------   --------   -----   ----------   --------   -----
         Total interest-earning assets         932,132     17,521    7.52      939,237     34,799    7.41
   Noninterest-earning assets:
      Cash and due from banks                   25,970                          25,504
      Allowance for loan losses                 (7,918)                         (8,060)
      Other assets                              66,306                          66,371
                                            ----------                      ----------
         Total assets                       $1,016,490                      $1,023,052
                                            ----------                      ----------
                                            ----------                      ----------

LIABILITIES AND
STOCKHOLDERS' EQUITY:
   Interest-bearing liabilities:
      Interest-bearing demand deposits         $89,366       $456    2.04%     $88,885       $910    2.05%
      Savings deposits                         246,747      1,788    2.90      247,139      3,557    2.88
      Money market deposits                     49,114        429    3.49       48,631        840    3.45
      Other time deposits                      378,176      5,311    5.62      384,036     10,695    5.57
      Short-term borrowings                     26,749        406    6.07       26,529        784    5.91
      Notes payable                             29,970        539    7.19       31,643      1,105    6.98
                                            ----------   --------   -----   ----------   --------   -----
         Total interest-bearing liabilities    820,122      8,929    4.35      826,863     17,891    4.33
   Noninterest-bearing liabilities:
      Demand deposits                           96,827                          96,539
      Other liabilities                          5,851                           6,262
      Stockholders' equity                      93,690                          93,388
                                            ----------                      ----------
         Total liabilities and
            stockholders' equity            $1,016,490                      $1,023,052
                                            ----------                      ----------
                                            ----------                      ----------
Net interest income and margin                             $8,592    3.69%                $16,908    3.60%
                                                         --------   -----                --------   -----
                                                         --------   -----                --------   -----

Interest income is adjusted to taxable equivalents for the tax-exempt assets based upon a Federal income tax rate of 34% for 1997. The fully taxable equivalent adjustment to interest income for the three and six months ended June 30, 1997 was $218 and $440, respectively. The average balance on nonaccrual loans is included in the total loans category. The average balances do not include the effect of SFAS No. 115.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following exhibits are filed as part of this Form 10-Q.

                       DESCRIPTION NO.
           EXHIBIT     UNDER ITEM 601             EXHIBIT
           NUMBER     OF REGULATION S-K          DESCRIPTION
           -------------------------------------------------------------
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


                                   PINNACLE BANC GROUP, INC.


Dated:  JULY 31, 1998              By: /s/ JOHN J. GLEASON, JR.
                                       --------------------------------------
                                       John J. Gleason, Jr.
                                       Director, Vice Chairman and
                                       Chief Executive Officer


                                   By: /s/ SARA J. MIKUTA
                                       --------------------------------------
                                       Sara J. Mikuta
                                       Chief Financial Officer and Treasurer

______________________________________________________________________________


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


______________________________________________________________________________