Form 10-Q
period 1998-09-30
PINNACLE BANC GROUP INC
filed 1998-11-13
CIK 827085

  _____________________________________________________________________________

                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

  (Mark One)

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
  For the period ended September 30, 1998
                                              or
  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
  For the transition period from                  to

  Commission File Number:  0-18283

  PINNACLE BANC GROUP, INC.
  (Exact name of registrant as specified in its charter)

  ILLINOIS                                           36-3190818
  ------------                                       --------------
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

  2215 York Road, Suite 306, Oak Brook, Illinois 60523
  -----------------------------------------------------------------
  (Address of principal executive offices)

  (630) 574-3550
  ------------------
  (Registrant's telephone number, including area code)


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

                             Yes  [ X ]    No  [  ]


  APPLICABLE ONLY TO CORPORATE ISSUERS:As of October 30, 1998, the registrant had 7,507,523 shares outstanding of
                                       common stock, $3.12 par value.
  __________________________________________________________________________

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     Presented on the following pages are the unaudited consolidated balance sheets of Pinnacle Banc Group, Inc. and subsidiaries ("Pinnacle") for September 30, 1998 and December 31, 1997, the related consolidated statements of income for the three and nine month periods ended September 30, 1998 and 1997, and the related consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1997.

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

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


(IN THOUSANDS,                           SEPTEMBER 30       DECEMBER 31
 EXCEPT PER SHARE DATA)                  ------------       -----------
                                             1998               1997
                                         ------------       -----------
ASSETS:
    Cash and due from banks                    $24,490           $31,103
    Federal funds sold                             900             2,800
                                            ----------        ----------
        Total cash and cash equivalents         25,390            33,903
     Interest-bearing deposits                     143               228
     Securities:
        Available for sale                     435,349           434,234
        (amortized cost:
             9/30/98 - $414,150
           12/31/97 - $409,123)
     Loans, net of unearned discount           524,666           510,207
        Less:  Allowance for loan losses        (7,193)           (7,520)
                                            ----------        ----------
        Net loans                              517,473           502,687
     Premises and equipment                     20,536            18,451
     Goodwill                                   21,264            23,076
     Other assets                               24,220            22,232
                                            ----------        ----------
        Total                               $1,044,375        $1,034,811
                                            ==========        ==========
LIABILITIES:
     Demand deposits:
        Noninterest-bearing                   $114,061          $104,644
        Interest-bearing                        84,103            96,092
     Savings deposits                          287,817           281,737
     Other time deposits                       384,681           363,996
                                            ----------        ----------
        Total deposits                         870,662           846,469
     Short-term borrowings                      22,425            38,525
     Notes payable                              21,300            20,000
     Other liabilities                          10,754            14,359
                                            ----------        ----------
         Total liabilities                     925,141           919,353

STOCKHOLDERS' EQUITY:
     Common stock, $3.125 par                   23,461            23,449
        20,000,000 shares authorized;
        shares issued and outstanding:
          9/30/98 - 7,507,523
         12/31/97 - 7,503,773
     Additional paid-in capital                 38,638            38,578
     Retained earnings                          43,240            36,856
     Unrealized gains in securities
        available for sale                      13,895            16,575
                                             ---------        ----------
        Total stockholders' equity             119,234           115,458
                                             ---------        ----------
        Total                               $1,044,375        $1,034,811
                                            ==========        ==========

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


(IN THOUSANDS,                 FOR THE THREE MONTHS       FOR THE NINE MONTHS
 EXCEPT PER SHARE DATA)         ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                               --------------------       -------------------
                                1998          1997         1998         1997
                                ----          ----         ----         ----
INTEREST INCOME:
     Loans                     $10,676      $10,712       $31,473     $32,276
     Securities:
        Taxable                  5,747        6,094        16,945      18,049
        Tax exempt                 342          396         1,045       1,189
     Interest-bearing
        deposits, Federal
        funds sold and other        15           11           208          57
                                ------       ------        ------      ------
        Interest income         16,780       17,213        49,671      51,571
INTEREST EXPENSE:
     Deposits:
        Interest-bearing demand    429          449         1,332       1,359
        Savings                  2,195        2,168         6,410       6,566
        Other time               5,502        5,271        16,304      15,966
     Short-term borrowings         148          456           531       1,241
     Notes payable                 356          407         1,042       1,511
                                ------      -------        ------      ------
        Interest expense         8,630        8,751        25,619      26,643
                                ------      -------        ------      ------
     Net Interest Income         8,150        8,462        24,052      24,928
        Provision for
           loan losses               0            0             0           0
                                ------      -------        ------      ------
           Net interest
              income after
              provision for
              loan losses        8,150        8,462        24,052      24,928
OTHER INCOME:
     Banking services and other  1,495        1,491         4,584       4,320
     Trust services                700          738         2,066       1,902
     Net securities gains        3,253        3,187         8,429       5,753
                                ------       ------        ------      ------
        Other income             5,448        5,416        15,079      11,975
OTHER EXPENSE:
     Salaries, profit sharing
        and other employee
        benefits                 3,617        3,539        10,814      10,422
     Occupancy                     737          647         2,203       1,990
     Amortization of goodwill
        and other intangibles      604          600         1,812       1,794
     Other operating expenses    2,320        2,076         7,310       6,326
                                ------       ------        ------      ------
        Other expense            7,278        6,862        22,139      20,532
                                ------       ------        ------      ------
  Income before income taxes     6,320        7,016        16,992      16,371
     Provision for income taxes  1,885        2,353         5,428       5,526
                                ------       ------        ------      ------
  Net Income                    $4,435       $4,663       $11,564     $10,845
                                ======       ======       =======     =======

  Weighted average number of common and
     common equivalent shares outstanding:
     Basic                   7,507,523    7,511,551     7,507,413   7,549,162
     Diluted                 7,528,084    7,520,208     7,536,600   7,553,156

EARNINGS PER SHARE:
     Basic                       $0.59        $0.62         $1.54       $1.44
     Diluted                     $0.58        $0.61         $1.53       $1.43
  Dividends per share            $0.23        $0.22         $0.69       $0.66

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES

                             FOR THE  THREE MONTHS      FOR THE  NINE MONTHS
(IN THOUSANDS)                ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                             ---------------------      --------------------
                              1998           1997        1998          1997
                             ------         ------      ------        ------
  Net income                 $4,435         $4,663     $11,564       $10,845
  Other comprehensive
     income, net of tax:
     Unrealized gains
       (losses) on
       securities             3,577          7,331       4,369        14,142
     Less:  reclassification
        adjustment for gains
        (losses) included in
         net income          (3,253)        (3,187)     (8,429)       (5,753)
                            -------         ------      ------        ------
     Net unrealized gains
        (losses) on
        securities              324          4,144      (4,060)        8,389
     Income tax expense
        (benefit) related to
        unrealized gains (losses)
        on securities           110          1,409      (1,380)        2,852
                            -------         ------      ------        ------
  Other comprehensive
     income (loss), net
     of tax                     214          2,735      (2,680)        5,537
                            -------         ------      ------        ------
  Comprehensive income       $4,649         $7,398      $8,884       $16,382
                             ======         ======      ======       =======

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES

                                                    FOR THE NINE MONTHS
(IN THOUSANDS, EXCEPT PER SHARE DATA)               ENDED SEPTEMBER 30
                                              ------------------------------
                                               1998                    1997
                                              ------                  ------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                              $11,564                 $10,845
     Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation                           1,496                   1,328
        Amortization of goodwill and
           other intangibles                   1,812                   1,794
        Amortization of purchase accounting
           adjustments                            46                     (51)
        Discount accretion                      (664)                 (1,028)
        Premium amortization                     192                     202
        Provision for loan losses                  0                       0
        Gain on sale of securities            (8,429)                 (5,753)
        Decrease in interest receivable       (5,325)                  4,127
        Increase in interest payable             247                     353
        Decrease in other assets               3,366                     678
        Increase (decrease) in other
           liabilities                        (2,464)                    920
        Other, net                               (99)                    163
                                              ------                  ------
           Total adjustments                  (9,822)                  2,733
        Net cash provided by operating
           activities                          1,742                  13,578
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of securities        720,110               1,220,055
     Proceeds from maturities and paydowns
        of securities                          5,676                   2,446
     Purchase of securities                 (722,086)             (1,199,421)
     Net decrease in interest-bearing
        deposits                                  85                   3,155
     Net loan principal
        collected (advanced)                 (14,699)                 14,985
     Premises and equipment expenditures      (3,626)                 (1,380)
                                            --------                --------
        Net cash provided by (used for)
           investing activities              (14,540)                 39,840
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in
        total deposits                        24,193                 (39,846)
     Net increase (decrease) in
        short-term borrowings                (16,100)                 10,956
     Proceeds from notes payable              19,475                  18,800
     Principal reductions of notes payable   (18,175)                (30,975)
     Issuance of common stock                     72                     709
     Purchase and retirement of common stock       0                  (3,468)
     Dividends paid                           (5,180)                 (5,006)
                                             -------                --------
        Net cash provided by (used for)
           financing activities                4,285                 (48,830)
     Net increase (decrease) in cash and
        cash equivalents                      (8,513)                  4,588
     Cash and cash equivalents at beginning
        of period                             33,903                  23,095
                                             -------                 -------
     Cash and cash equivalents at end
        of period                            $25,390                 $27,683
                                             =======                 ========
CASH PAID DURING PERIOD FOR:
     Interest                                $25,372                 $26,630
     Income taxes                              3,347                   4,285

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES

EARNINGS PER SHARE:

     In March, 1997, the FASB issued SFAS No. 128, "Earnings per Share". The new statement was effective for financial statements for periods ending after December 15, 1997 and superseded Accounting Principles Board Opinion 15. SFAS No. 128 replaces primary earnings per share ("EPS") with basic EPS. Basic
EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted EPS replaces fully diluted EPS and includes the effects of stock options. In using the treasury stock method to compute dilution for options, the average share price for the period is used, rather than the more dilutive greater of the average share price or end-of-period share price required by the previous standard. Pinnacle adopted adopted SFAS No. 128 on December 31, 1997 and, accordingly, all prior EPS data presented has been restated.

     The following table shows the computation of shares outstanding for calculating earnings per share for the three and nine months ended September 30, 1998 and 1997:


                            FOR THE THREE MONTHS        FOR THE NINE MONTHS
                             ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                            --------------------        -------------------
                             1998          1997          1998         1997
                            ------        ------        ------       ------
BASIC EARNINGS
  PER SHARE:
     Common shares
        outstanding         7,507,523     7,511,551     7,507,413    7,549,162

COMMON STOCK EQUIVALENTS:
     Stock options
        outstanding            82,500        86,250        82,500       86,250
     Treasury stock method    (61,939)      (77,593)      (53,313)     (82,256)
                            ---------    ----------    ----------    ---------
     Net                       20,561         8,657        29,187        3,994
                            ---------    ----------    ----------    ---------
DILUTED EARNINGS
  PER SHARE:
     Common shares outstanding
        plus assumed
        conversions         7,528,084     7,520,208    7,536,600     7,553,156
                            ---------     ---------    ---------     ---------
                            ---------     ---------    ---------     ---------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          (Dollars in thousands, except per share amounts)

          NET INCOME - NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Consolidated net income was $11,564, or $1.53 per share, on a diluted basis for the nine months ended September 30, 1998, compared to the $10,845, or $1.43 per share, earned in the first nine months of 1997. The annualized return on average assets was 1.52% for the first nine months of 1998 and 1.42% for the first nine months of 1997. For each period, the return on average equity was 15.2% and 15.4%, respectively. Return on average assets and equity for the same periods, calculated using the effects of SFAS No. 115, would not be materially different.

     The primary factor for higher earnings was higher gains recorded on the sale of securities. Net securities gains totalled $8,429 compared to $5,753 in gains during the same period a year ago. Net interest income decreased 4% to $24,052 with a corresponding decrease in the net interest margin to 3.54% from 3.66% for the same periods. Lower yields on earning assets was the primary factor in lower net interest income and net interest margin. Other operating income, excluding net securities gains, increased 7% compared with the same period of 1997. Other expenses increased 8%.

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

     During the first nine months of 1998, Pinnacle's average earning assets were $926,642, a 1% decrease from the comparable period of the previous year. The net interest margin for the first nine months of 1998 was 3.54%, down from 3.66% of the same period a year ago. Net interest income on a fully taxable equivalent basis was $24,626 for the first nine months of 1998, or 4% lower than the comparable period in 1997. Actual net interest income decreased 4% as the result of the decrease in the net interest margin and the decrease in average earning assets.

     The yield earned on total earning assets was 7.23% for the first nine months of 1998 compared to 7.47% for the same period of 1997. The decrease resulted from both a decrease in the rate earned on taxable securities and a lower volume of loans. The rate earned on interest-bearing deposits and Federal funds sold increased 165 basis points as the majority of assets in this category consisted of higher paying Federal funds than those assets a year ago. The average rate on taxable securities decreased 41 basis points to 5.72% for the first nine months of 1998. The decrease in the yield on taxable securities was primarily due to a drop in the rates earned on these securities than on those carried a year ago. Average volume of taxable securities increased slightly or 1%. The yield earned on nontaxable securities increased 17 basis points while average balances decreased 13%. The rate earned on loans decreased 8 basis points while the average balance decreased 2%. Most of the decrease in average loans related to the residential mortgage portfolio, which decreased over $16 million. Included in that decrease was the drop in purchased participation loans acquired in the acquisition of Security Federal in 1996 of $10 million and a decrease in multi-family residential of $9 million, a great portion of which was also related to the Security Federal acquisition. Absent these decreases, the residential portfolio increased approximately $2 million. The new residential loans, however, replaced those loans that have been paid off or refinanced due to the low mortgage rate environment. Rates earned specifically on residential mortgage loans have decreased 20 basis points in the last twelve months. Commercial loan growth has been strong, with an increase of 7%. Rates earned on commercial loans have remained relatively flat, as prime rate has remained flat on a year to year basis. Pinnacle anticipates that the yield on commercial loans will drop in the last quarter with the adjustment made to the prime rate early in October, 1998. Consumer loans have increased 7%, or approximately $8 million. The rate earned on these loans has decreased slightly and will continue to decrease as loans in this category which are tied to prime total $28 million.

     The average cost of interest-bearing liabilities decreased 3 basis points to 4.31% from 4.34% paid in the first nine months of 1997. The average rate paid on interest-bearing demand deposits decreased 13 basis points while the rates paid on savings deposits increased slightly by 3 basis points and the rates paid on money market deposits increased 11 basis points. In the first part of the fourth quarter, Pinnacle reduced rates on all the above categories to keep in line with the decreasing rate environment. The average rate paid on other time deposits increased 2 basis points to 5.63% from 5.61% of a year ago. Rates paid on other time deposits have decreased in the third quarter of 1998 due to the rate environment. Rates in the first two quarters of 1998 have been relatively flat. Certain special "high rate" deposits, which were in the portfolio at Security Federal, have been maturing in the last twelve months. These have been replaced with a higher than market rate, 14-month time deposit that was implemented in the first quarter of 1998, in conjunction with the opening of a new Chicago-area branch and marketing campaign. This promotion, which negates the impact of the higher rate maturing deposits, brought in approximately $39 million of which two-thirds were new deposits. In June, 1998, this same promotion was implemented in conjunction with Pinnacle's new branch which opened in Moline, Illinois.
By September 30, 1998, this promotion had brought in approximately $7 million in deposits of which approximately half were new customers. The average balance in savings deposits also decreased $7,935 on a year to year basis as customers switched their funds to higher rate time deposits. Average savings deposits have remained constant throughout 1998.

     The average rate paid on short-term borrowings increased 43 basis points, while the average balance decreased $17 million. Increases or decreases in the average balance of this category fluctuate due to Pinnacle's subsidiary banks' daily liquidity needs, such as loan growth and the maturity of the above-mentioned Security Federal's time deposits. The average balance in Pinnacle's notes payable decreased $8,099 due primarily to a stock redemption by Pinnacle Bank in July, 1997, proceeds of which were used to pay down a portion of the notes payable. The rate paid decreased 26 basis points as the indices (Prime or LIBOR), to which the notes payable are tied, were lower in the first nine months of 1998 compared to a year ago.

     A detailed Analysis of Net Interest Income for the three and nine month periods ended September 30, 1998 and 1997 is included on Pages 16 and 17.

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

     There was no provision for loan losses in the first nine months of 1998, as well as no provision for the first nine months of 1997. Pinnacle had net charge-offs of $327 in the first nine months of 1998 compared to net charge-offs of $368 in 1997. Pinnacle continues not to record a provision for loan losses due to several factors, including the level of allowance for possible loan losses to total loans; management's assessment of the overall adequacy of the allowance for loan losses as well as the high level of real estate secured loans within the portfolio. Insignificant losses have been recorded on real estate secured loans in the last three years.

     Total nonperforming assets totalled $7,389 at September 30, 1998, an increase of $268, over the $7,121 at December 31, 1997. Non-performing assets consisted of $3,858 in non-accrual loans, $1,773 in loans past due greater than 90 days and still accruing, $1,148 in restructured loans, and $610 in other real estate owned.

     Pinnacle maintains a system of review of the credit quality of the loan portfolio, including the use of an independent credit review system as well as an internal "Watch List" to identify potential problem loans. Currently, there are approximately $3,734 in potential problem loans which are identified through that review process that are not considered nonperforming and are not included in totals above.

NONINTEREST INCOME AND EXPENSE

     The major components of Pinnacle's noninterest income consist of service charges on deposit accounts and other banking income, trust fees and net gains or losses on the sale of securities. Fees on banking services and other income were $4,584 for the nine months ended September 30, 1998 compared to $4,320 in the same period of 1997. The increase in fees on banking services and other income primarily related to higher business service charges and overdraft income of $162 and ATM surcharges of $60. Trust fees increased
9% on a period to period basis. Total trust assets under management amounted to $331,000 at September 30, 1998, or a 7% increase of a year ago.

       Gains on the sale of securities, on a pre-tax basis, were $8,429 for the first nine months of 1998 compared to net gains of $5,753 in the same period of 1997. The net gains on a year-to-date basis in 1998 consisted of $8,497 recorded on the sale of equity securities as part of Pinnacle's equity investment program in other financial institutions and net losses of $60 recorded on the sale of U. S. Treasury securities as part of Pinnacle's portfolio funds management system. The net gains in 1997 consisted of sales of equity securities of $2,842 and net gains on the portfolio funds management system of $2,911.

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

     Management has always viewed the gains recorded on the U. S. Government program as closely related to its net interest income as opposed to one-time security gains or losses. Accordingly, since implementation of the program, the yield on Pinnacle's U. S. Government portfolio has outperformed the
U. S. Treasury yield for comparable maturities by 25 basis points and by including the net gains since inception of the program, the total yield is 122 basis points higher than the same index. For the first nine months of 1998, due to the relative flatness of the yield curve, the portfolio has slightly outperformed the index by 4 basis points but by including the net loss on sale, outperformed the index by 2 basis points.

     Noninterest expense increased 8% for the first nine months of 1998 compared to the same period last year. Employee compensation and benefits increased 4% which includes the addition of personnel for the Warrenville and Moline banking centers which opened January, 1998, and June, 1998, respectively. Occupancy expense increased 11% which was also affected by the opening of the banking centers as well as the Pinnacle Bank Operations Center in the second quarter of 1998. The Operations Center houses all backroom functions of Pinnacle Bank which were previously housed in separate banking centers. Other operating expense increased 16%, or $984, with advertising relating to the two new campaigns (time deposit product and home equity loan product), as well as the opening of the new banking centers contributing approximately half, or $504, of the increase. Equipment expense increased 7%, or $100, as a result of the new banking centers and Operations Center and expenses relating to other real estate owned increased $354 due to added market writedowns of distressed properties held in this category.

INCOME TAXES

     Pinnacle's Federal income tax return is prepared on a consolidated basis including the accounts of its subsidiary banks. The provision for income taxes was $5,428 for the first nine months of 1998 compared with a provision of $5,526 for the first nine months of 1997. The lower provision for taxes in the first nine months of 1998 was primarily the result of the realization of certain tax credits received on the tax return which had not been previously benefited.

          NET INCOME - THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Consolidated net income was $4,435, or $0.58 per share, on a diluted basis for the three months ended September 30, 1998 (the "third quarter"), compared to $4,663, or $0.61 per share, earned in the third quarter of 1997. The annualized return on average assets was 1.74% for the third quarter of 1998 and 1.86% for the third quarter of 1997. For each period, the return on average equity was 16.7% and 19.6%, respectively.

     The primary factors for the decrease in net income was the decrease in net interest income and higher other operating expense. Net interest income decreased $312, or 4%. Net securities gains of $3,253 were recorded versus net gains of $3,187 for the same period a year ago. Other income, exclusive of securities transactions, decreased $34, or 2%. Other expense increased $416, or 6%.

NET INTEREST INCOME

     During the third quarter of 1998, Pinnacle's average earning assets were $933,443 compared to $918,026 with the comparable period of the previous year. The net interest margin of the third quarter of 1998 was 3.57% compared to 3.78% for 1997. Net interest income on a fully taxable equivalent basis was $8,338 for the third quarter of 1998, or 4% lower than the comparable period in 1997. Actual net interest income decreased 4%.

     The yield earned on total earning assets was 7.27% for the third quarter of 1998 compared to 7.60% for the same period of 1997. The decrease resulted primarily from the decrease in the yield on taxable securities. The yield on interest-bearing deposits increased 161 basis points as the majority of balances in that category in 1998 were high-earning Federal funds sold.
While the average balance of taxable securities increased $13,462, the yield earned decreased 56 basis points. The yield earned on loans decreased 11 basis points to 8.30% while the average balance increased
$5,126 on a quarter-to-quarter basis. Total interest income, on a fully taxable equivalent basis, decreased $465.

     The average cost of interest-bearing liabilities decreased by 2 basis points to 4.36% from the 4.38% paid in the third quarter of 1997. The average rate paid on interest-bearing demand deposits decreased 9 basis points while savings deposit rates increased 3 basis points. The average rate paid on money market accounts increased 25 basis points. The average rates paid on other time deposits decreased 2 basis points. The rates paid on short-term borrowings increased 49 basis points as a higher portion of that balance consisted of FHLB borrowings with a higher fixed rate. The rates paid on notes payable decreased 44 basis points.

PROVISION FOR LOAN LOSSES

     There was no provision for loan losses for the third quarter of 1998, as well as no provision for the third quarter of 1997. Pinnacle had net recoveries of $2 in 1998 compared to net recoveries of $116 in 1997.

NONINTEREST INCOME AND EXPENSE

     Fees on banking services and other income were $1,495 for the three months ended September 30, 1998 compared to $1,491 in the same period of 1997. Trust fees decreased 5% to $700.

     On a pre-tax basis, net gains on the sale of securities were $3,253 for the third quarter of 1998 compared to net gains on the sale of securities of $3,187 in the same period of 1997. The gross and net gains in the third quarter of 1998 were $3,253. The gross and net losses realized in the third quarter of 1997 were $3,187.

     All of the net securities gain recorded by Pinnacle in the third quarter of 1998 related to its equity investment portfolio. The net securities gains in the third quarter of 1997 related to its U. S. Government securities portfolio.

     Non-interest expense increased 6% primarily as a result of increased occupancy and equipment expenses which related to the opening of the two new branches in Warrenville and Moline, as well as Pinnacle Bank's new Operations Center.

INCOME TAXES

     The provision for income taxes was $1,885 for the third quarter of 1998 compared with $2,353 provision for the third quarter of 1997. The lower provision for taxes in the third quarter of 1998 was primarily the result of lower pre-tax income in the third quarter of 1998 as well as realization of certain tax credits.

                            CASH EARNINGS PER SHARE

     All of Pinnacle's acquisitions have been made with both the issuance of stock and cash or cash only and, as a result, the purchase method of accounting was utilized. This method creates goodwill, or the difference between the fair value of assets purchased and the historical cost of those assets. Goodwill is being amortized as a noncash reduction of net income over time periods from 10 to 20 years. If pooling of interest method of accounting had been used (after meeting stringent accounting rules and no cash had been exchanged), no goodwill would have been created and no reduction in net income would have been made for the amortization. The following outlines Pinnacle's cash earnings, earnings per share and related ratios for the quarter and nine months ended September 30, 1998 and 1997.

                                 FOR THE  QUARTER        FOR THE NINE MONTHS
                                ENDED SEPTEMBER 30       ENDED  SEPTEMBER 30
                               --------------------      -------------------
(DOLLARS IN THOUSANDS)          1998          1997        1998         1997
                                ----          ----        ----         ----
  Net income                   $4,435       $4,663      $11,564      $10,845
  Goodwill amortization           604          600        1,812        1,794
                               ------       ------      -------      -------
  Cash net income              $5,039       $5,263      $13,376      $12,639
                               ------       ------      -------      -------
                               ------       ------      -------      -------

  EARNINGS PER SHARE,
     DILUTED
     Cash EPS                   $0.66        $0.70        $1.77        $1.67
     As reported                 0.58         0.61         1.53         1.43
  CASH ROA
     Average assets        $1,020,236   $1,003,209   $1,012,148   $1,016,365
     Average goodwill          21,618       24,123       22,220       24,272
                           ----------   ----------   ----------   ----------
     Average tangible
        assets               $998,618     $979,086     $989,928     $992,093
                             --------     --------     --------     --------
                             --------     --------     --------     --------

     Cash ROA                    2.02%        2.15%        1.80%        1.70%
     As reported                 1.74         1.86         1.52         1.42
  CASH ROE
     Average equity          $106,275      $95,026     $101,624      $93,940
     Average goodwill          21,618       24,123       22,220       24,272
                             --------      -------     --------      -------
     Average tangible
        equity                $84,657      $70,903      $79,404      $69,668
                              -------      -------      -------      -------
                              -------      -------      -------      -------

     Cash ROE                    23.8%        29.7%        22.5%        24.2%
     As reported                 16.7         19.6         15.2         15.4

                                        BALANCE SHEET

     Total consolidated assets were $1,044,375 at September 30, 1998, or a 1% increase from year-end 1997.

     Total securities were $435,349 at September 30, 1998 and consisted of
U. S. Government securities amounting to $366,302, mortgage-backed securities and CMO's of $2,858, state and municipal bonds of $19,788, and corporate and other securities of $46,401. The total securities outstanding at September 30, 1998 was approximately the same as year-end 1997 and retained relatively the same mix.

     U. S. Government securities amounted to $366,302, or 35% of assets, at September 30, 1998. The average remaining maturity of these securities was approximately 32 months. U. S. Government securities are part of Pinnacle's term taxable securities strategy which has been designed to manage Pinnacle's interest rate risk and to take advantage of the slope in the yield curve.

The decision to undertake intermittent sales of these securities is based on management's assessment of economic conditions. For example, management will undertake sales of securities based on the slope of the yield curve and its determination that the reinvestment of the proceeds into a longer or shorter term security is an acceptable alternative given management's assessment of interest rate risk. At September 30, 1998, U. S. Government securities had gross unrealized gains of $11,905 and gross unrealized losses of $(49) on a pre-tax basis.

     Other securities held by Pinnacle, amounting to $69,047 at September 30, 1998, consisted of mortgage-backed, CMO's, state and municipal, and corporate and equity securities. At quarter end, these securities had gross unrealized gains of $12,808 and gross unrealized losses of $(3,465) on a pre-tax basis. Currently, Pinnacle is not using any derivatives for hedging or other purposes.

     Total loans amounted to $524,666 at September 30, 1998, up 3% from year end. The increase in loans is primarily in commercial loans which increased $19,915 and installment loans which increased $5,511. This increase is offset by the decrease in real estate loans which decreased $10,968. The drop in real estate loans relates primarily to the planned decrease in out-of-state purchased loans and to the decrease in multi-family loans, both relating to
loans acquired in the Security Federal acquisition in 1996.   At September 30,
1998, 25% of the loans were commercial, 62% were real estate, and 13% were installment loans. Pinnacle's loan to asset ratio was 50% at September 30, 1998.

     Goodwill and other intangibles amounted to $21,264, or 18% of stockholders' equity at September 30, 1998.

     Total deposits were $870,662 at September 30, 1998, or 3% higher than year-end 1997. The increase in deposits was primarily in other time deposits which increased $20,685. As previously mentioned, a promotion corresponding with the opening of the two new banking centers in 1998 brought in significant new time deposit money. Noninterest-bearing demand deposits increased $9,417, but was offset by the decrease in interest-bearing demand deposits of $11,989; savings deposits increased $6,080. At September 30, 1998, the percentage of total deposits for each category were noninterest-bearing deposits, 13%; interest-bearing demand deposits, 10%; savings accounts (including money market accounts), 33%; and other time deposits, 44%.

     Pinnacle's notes payable were $21,300 at September 30, 1998. Pinnacle's notes payable are borrowings under a $35,000 revolving line of credit. Outstandings were used for the acquisition of Acorn Financial Corp in January, 1995; for the acquisition of Financial Security; the purchase of other equity securities; and other corporate needs.

                                     CAPITAL RESOURCES
     Total stockholders' equity of Pinnacle was $119,234 at September 30, 1998 and $115,458 at December 31, 1997. The ratio of equity to assets was 11.42% and 11.16% at each period end, respectively.

     The Federal Reserve Board ("Board") regulations prescribe capital requirements for bank holding companies. Pinnacle must have a Leverage Capital Ratio with a minimum level of Tier One capital to total assets of 4.00%. Tier One capital consists of common stock, additional paid-in capital and retained earnings, and is exclusive of Pinnacle's allowance for loan losses, goodwill and other intangibles, and unrealized gains (losses) on securities available for sale. In addition, the Board has issued Risk-Based Capital Guidelines with a minimum standard of total regulatory capital to risk weighted assets of 8.00%. The structure of Pinnacle's balance sheet results in a Risk-Based Capital Ratio significantly in excess of the guidelines.

     The following table provides an analysis of the minimum capital requirements (as defined for a well-capitalized bank), ratios and the excess over the minimum which Pinnacle holds as capital as of September 30, 1998, in thousands (except percentages).


                        MINIMUM     MINIMUM                        EXCESS
                        REQUIRED    REQUIRED   ACTUAL    ACTUAL     OVER
                         RATIO       AMOUNT    RATIO     AMOUNT    MINIMUM
                        --------    --------   ------    ------    -------
  Leverage Capital        4.00%      $40,924     8.22%   $84,075   $43,151
  Risk-based Capital:
     Tier One             4.00        20,507    16.40     84,075    63,568
     Total (Tier Two)     8.00        41,014    17.65     90,493    49,479

     At December 31, 1997, Pinnacle's total risk-based capital ratio was 16.97%.

     In addition, each of Pinnacle's subsidiary banks must meet similar minimum capital requirements as prescribed by Federal and state banking regulatory authorities. At September 30, 1998, Pinnacle and each of its subsidiary banks was in compliance with the current capital guidelines and are considered "well-capitalized" under regulatory standards.

     Book value per share was $15.88 at September 30, 1998 compared to $15.39 at December 31, 1997. Dividends amounting to $0.69 per share were paid in the first nine months of 1998. Tangible book value (stockholders' equity less goodwill) was $13.05 at September 30, 1998 compared to $12.31 at December 31, 1997.

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

     Pinnacle's cash flows are comprised of three general types. Cash flows from operating activities are primarily Pinnacle's net income, adjusted for non-cash items. Cash flows from investing activities consist of loans made to and collected from customers; and purchases, sales and maturities of securities available for sale. Cash flows from financing activities are determined by Pinnacle's deposit base and from Pinnacle's ability to borrow and repay debt and issue or repurchase stock. For the nine months ended September 30, 1998, cash flows were generated primarily from operations of $1,742, the net decrease in securities of $3,700, and the increase in deposits of $24,193. Cash flow uses and needs include the advance of net loan principal of $14,699, a $16,100 reduction in other borrowed funds, and $5,180 to pay dividends. Pinnacle's net cash position decreased $8,513, with the decrease primarily in cash and due from banks.

     Pinnacle's subsidiary banks have a relatively stable base of deposits and any increased loan demand can be sufficiently funded without a material change in its balance sheet. Pinnacle's corporate strategy includes acquisitions of other financial institutions. Certain acquisitions could be funded with debt and/or issuances of stock. Reductions of debt would be made from Pinnacle's earnings.

     At September 30, 1998, Pinnacle had a line of credit of $35,000 with an unaffiliated bank from which $21,300 had been drawn. The outstanding balance relates to the acquisitions, equity purchases and other corporate needs, and is secured by the stock of Pinnacle's subsidiary banks as well as certain equity securities of the holding company.

     Market risk at Pinnacle consists primarily of interest rate risk and, to some extent, market price risk. No significant changes have occurred at Pinnacle in the interest rate or market price risk since year-end 1997.

     Regulatory requirements exist which influence Pinnacle's liquidity and cash flow needs. These requirements include the maintenance of satisfactory capital ratios on a consolidated and subsidiary bank basis, restrictions on the amount of dividends which a subsidiary bank may pay and reserve requirements with the Federal Reserve Bank. Based on these restrictions, at October 1, 1998, bank subsidiaries could have declared approximately $2,862 in dividends without requesting approval of the applicable Federal or State regulatory agency. In addition, Pinnacle has made loan commitments which could result in increased cash flow requirements for loans.
Management is of the opinion that these regulatory requirements, and loan commitments will not have a significant impact on the liquidity of Pinnacle. Management is not aware of any known trends, events or uncertainties that will have, or that are reasonably likely to have, a material effect on Pinnacle. Management is also not aware of any current recommendations by the regulatory authorities which, if implemented, would have an adverse material effect on Pinnacle.

                                      YEAR 2000

     Throughout the first nine months of 1998, Pinnacle's Year 2000 task force has continued to monitor the readiness of its major data processing provider, other critical vendor suppliers, and its large commercial customers. Currently, Pinnacle has completed its testing strategies and plans and has requested the testing strategies and plans from its critical vendors. Pinnacle's main data processing provider began testing in a proxy environment during August, 1998. Year 2000 renovated software from Pinnacle's major data processor was implemented by Pinnacle in October, 1998, with no current processing issues. Testing on that software for Year 2000 compliance will continue through March, 1999. Contingency planning has begun for mission critical tasks and will be continually monitored and updated to ensure uninterrupted customer services and backroom processing. Pinnacle, however, cannot necessarily ensure uninterruption with certain vendors such as utility companies and phone companies, but those vendor plans are being monitored as an ongoing part of the assessment. Currently, all critical dates mandated by the regulators have been met by the data processing vendor and Pinnacle is also on schedule for its review of any in-house critical systems, software, and equipment. Any costs associated with this issue will continue to be expensed as incurred or capitalized in the event of equipment or software replacement. The impact is currently estimated to be less than $0.01 per share on Pinnacle's diluted earnings per share and not material to the financial position of Pinnacle. Large commercial customers are being assessed by management as to Year 2000 readiness and ability to manage their relationship with Pinnacle's banking subsidiaries.
Currently, it is unknown what impact a high risk customer's inability to repay its bank obligations will have on the adequacy of Pinnacle's allowance for possible loan losses or its financial position.

                            FORWARD-LOOKING INFORMATION

     Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations relate to Pinnacle's expectations as to future events relating to such items as the adequacy of the allowance for loan losses, changes in economic conditions including interest rates, management's ability to manage interest rate, liquidity and credit risks, impact on operations and credit losses as it relates to the Year 200 issue. Such statements are not statements of historical fact and are forward-looking statements. Pinnacle believes the assumptions of which these statements are founded are reasonable, based on management's knowledge of its business and operations; however, there is no assurance the assumptions will prove to have been correct.

ANALYSIS OF NET INTEREST INCOME
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES

                          THREE MONTHS ENDED           NINE MONTHS ENDED
(DOLLARS IN               SEPTEMBER 30, 1998           SEPTEMBER 30, 1998
 THOUSANDS)           --------------------------    -------------------------
                      AVERAGE                       AVERAGE
                      BALANCE   INTEREST   RATE     BALANCE   INTEREST   RATE
                      -------   --------   ----     -------   --------   ----
ASSETS:
  Interest-earning
    assets:
    Interest-bearing
      deposits and
      Federal funds
      sold             $1,260        $15   4.76%    $5,150       $208    5.39%
    Taxable
      securities      399,906      5,747   5.75    394,950     16,945    5.72
    Nontaxable
      securities       16,907        518  12.25     17,224      1,583   12.25
    Loans             515,370     10,688   8.30    509,318     31,509    8.25
                      -------     ------  -----    -------     ------   -----
      Total
        interest-earning
        assets        933,443     16,968   7.27    926,642     50,245    7.23
    Noninterest-earning
      assets:
      Cash and due
        from banks     25,792                       26,420
     Allowance for
        loan losses    (7,195)                      (7,287)
      Other assets     68,196                       66,373
                       ------                       ------
        Total
          assets   $1,020,236                   $1,012,148
                   ==========                   ==========
LIABILITIES AND
STOCKHOLDERS' EQUITY:
  Interest-bearing
    liabilities:
    Interest-bearing
      demand deposits $88,520      $429   1.94%    $92,836      $1,332   1.91%
    Savings deposits  238,544     1,766   2.96     237,836       5,206   2.92
    Money market
      deposits         46,734       429   3.67      45,201       1,204   3.55
    Other time
      deposits        387,928     5,502   5.67     385,780      16,304   5.63
    Short-term
      borrowing         8,942       148   6.62      11,023         531   6.42
    Notes payable      20,697       356   6.88      20,380       1,042   6.82
                      -------     -----   ----     -------      ------  -----
      Total interest-
        bearing
        liabilities   791,365     8,630   4.36     793,056      25,619   4.31
    Noninterest-
      bearing
      liabilities:
      Demand
        deposits      112,686                       108,260
      Other
        liabilities     9,910                         9,208
      Stockholders'
        equity        106,275                       101,624
                    ---------                     ---------
        Total liabilities
          and stockholders'
          equity   $1,020,236                    $1,012,148
                   ==========                    ==========
Net interest
  income and margin               $8,338  3.57%                $24,626   3.54%
                                  ======  ====                 =======   ====

Interest income is adjusted to taxable equivalents for the tax-exempt assets based upon a Federal income tax rate of 34% for 1998. The fully taxable equivalent adjustment to interest income for the three and nine months ended September 30, 1998 was $188 and $573, respectively. The average balance on nonaccrual loans is included in the total loans category.
The average balances do not include the effect of SFAS No. 115.

ANALYSIS OF NET INTEREST INCOME
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES

                          THREE MONTHS ENDED           NINE MONTHS ENDED
(DOLLARS IN               SEPTEMBER 30, 1997           SEPTEMBER 30, 1997
 THOUSANDS)           -------------------------     -------------------------
                      AVERAGE                       AVERAGE
                      BALANCE   INTEREST   RATE     BALANCE   INTEREST   RATE
                      -------   --------   ----     -------   --------   ----
ASSETS:
  Interest-earning
    assets:
     Interest-bearing
       deposits and
       Federal funds
       sold            $1,399      $ 11    3.15%     $2,032         $57   3.74%
     Taxable
       securities     386,444     6,094    6.31     392,795      18,049   6.13
     Nontaxable
       securities      19,939       600   12.04      19,880       1,801  12.08
     Loans            510,244    10,728    8.41     517,382      32,324   8.33
                      -------    ------   -----     -------      ------  -----
       Total
         interest-earning
         assets       918,026    17,433    7.60     932,089      52,231   7.47
   Noninterest-earning
     assets:
     Cash and due
       from banks      26,486                        25,835
    Allowance for
       loan losses     (7,953)                       (8,024)
     Other assets      66,650                        66,465
                      -------                       -------
       Total
         assets    $1,003,209                    $1,016,365
                   ==========                    ==========
LIABILITIES AND
STOCKHOLDERS' EQUITY:
  Interest-bearing
    liabilities:
    Interest-bearing
      demand deposits  $88,315      $449   2.03%     $88,693      $1,359   2.04%
     Savings deposits  243,080     1,779   2.93      245,771       5,337   2.89
     Money market
       deposits         45,521       389   3.42       47,583       1,229   3.44
     Other time
       deposits        370,374     5,271   5.69      379,432      15,966   5.61
     Short-term
       borrowing        29,802       456   6.13       27,632       1,241   5.99
     Notes payable      22,254       407   7.32       28,479       1,511   7.08
                      --------    ------  -----      -------      ------   ----
       Total
         interest-bearing
         liabilities   799,346     8,751   4.38      817,590      26,643   4.34
  Noninterest-bearing
    liabilities:
     Demand deposits    100,495                                   97,872
     Other
       liabilities        8,342                                    6,963
     Stockholders'
       equity            95,026                                   93,940
                        -------                                  -------
       Total liabilities
       and stockholders'
       equity        $1,003,209                   $1,016,365
                     ==========                   ==========
Net interest income
  and margin                       $8,682  3.78%                 $25,588   3.66%
                                   ======  ====                   ======   ====


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

                                 DESCRIPTION NO.
                    EXHIBIT      UNDER ITEM 601          EXHIBIT
                    NUMBER      OF REGULATION S-K      DESCRIPTION
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


                                               PINNACLE BANC GROUP, INC.



Dated:  OCTOBER 30, 1998                       By: /S/ JOHN J. GLEASON, JR.
                                                   ------------------------
                                                   John J. Gleason, Jr.
                                                   Director, Vice Chairman and
                                                   Chief Executive Officer



                                               By: /S/ SARA J. MIKUTA
                                                   ------------------
                                                   Sara J. Mikuta
                                                   Chief Financial Officer
                                                   and Treasurer