Form 10-K
period 1998-12-31
PINNACLE BANC GROUP INC
filed 1999-03-29
CIK 827085

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from _______________ to ________________

                         Commission file Number 0-18283

                            PINNACLE BANC GROUP, INC.
             (Exact name of registrant as specified in its charter)

               Illinois                                  36-3190818
               --------                                  ----------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

         2215 YORK ROAD, SUITE 306, OAK BROOK, ILLINOIS        60523
         -----------------------------------------------------------
          (Address of principal executive offices)        (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 11, 1999, was approximately $116,075,403.

As of March 11, 1999, the registrant had 7,399,343 shares outstanding of common stock, $3.12 par value.

Parts of the 1998 Annual Report to Stockholders have been incorporated by reference into Part II of the Form 10-K.

                           FORM 10-K TABLE OF CONTENTS


PART I
Item 1.     Business....................................................................       1
Item 2.     Properties..................................................................       4
Item 3.     Legal Proceedings...........................................................       5
Item 4.     Submission of Matters to a Vote of Security Holders.........................       5

PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.......       5
Item 6.     Selected Financial Data.....................................................       6
Item 7.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations......................................................       6
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk..................       6
Item 8.     Financial Statements and Supplementary Data.................................       6
Item 9.     Disagreements on Accounting and Financial Disclosures.......................       6

PART III
Item 10.   Directors and Executive Officers of the Registrant...........................       6
Item 11.   Executive Compensation.......................................................       8
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............      14
Item 13.   Certain Relationships and Related Transactions...............................      16

PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..............      16

SIGNATURES..............................................................................      24

                                     PART I


ITEM 1.  BUSINESS

Pinnacle Banc Group, Inc. (the "Corporation") has entered into a definitive agreement of merger with Old Kent Financial Corporation ("Old Kent") of Grand Rapids, Michigan. The merger is intended to be structured as a pooling-of-interests for accounting purposes and as a tax-free exchange of shares. The Corporation's shareholders will receive 5.4 million shares of Old Kent stock, using an exchange ratio of 0.717. The Corporation has terminated the remainder of its 1999 stock repurchase program announced on January 20, 1999. As of March 19, 1999, the Corporation had repurchased 60,400 shares under that program.

The merger is subject to the customary approvals by the Corporation's shareholders and by the regulatory authorities and is expected to be completed during the third quarter of 1999.

The Corporation is a multi-bank holding company registered under the Bank Holding Company Act and is engaged in the business of banking through the ownership of subsidiary banks. At December 31, 1998 the Corporation had total consolidated assets of $1,146,065,000, total loans of $541,356,000, total deposits of $883,806,000, and total stockholders' equity of $117,376,000. The Corporation's principal office is 2215 York Road, Suite 306, Oak Brook, Illinois 60523. The Corporation has sixteen banking locations in the metropolitan areas of Chicago and Quad-Cities, Illinois.

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

The Pinnacle Bank, a state banking corporation organized under the laws of Illinois, was formed on July 9, 1993 through the merger of the Cicero Bank, Harvey Bank and Berwyn Bank with and into the LaGrange Park Bank. The Cicero Bank was originally organized in 1921, the Harvey Bank in 1937, the Berwyn Bank in 1937 and the LaGrange Park Bank in 1962. The Bank's main office is located in Cicero, Illinois, with full service branches in Harvey, Berwyn, Oak Park, LaGrange Park, Westmont, Elburn, Batavia, and Chicago (West Town), Warrenville and limited service facilities in Cicero, Niles and North Riverside. At December 31, 1998, the Bank had total assets of $969 million.

The Quad-Cities Bank was organized as a state banking corporation with the name Bank of Silvis under the laws of the State of Illinois in 1950. On December 7, 1992, The Henry County Bank, organized as a state banking corporation under the laws of the State of Illinois in 1968, was merged with and into Bank of Silvis and the name of the merged entity was changed to Pinnacle Bank of the Quad-Cities. The Bank's main office is located in Silvis, Illinois, with a full service branch located in Colona (formerly Green Rock), Illinois. Each community is part of the Quad-Cities area of Illinois. In the second quarter of 1998, a full service branch opened in Moline, Illinois. As of December 31, 1998, the Bank had total assets of $129 million.

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

EMPLOYEES

At December 31, 1998, the Corporation and its subsidiary banks employed 385 persons on a full-time equivalent basis.

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

Pinnacle Bank has nine other full service banking offices. The Harvey Banking Center is located at 174 East 154th Street, Harvey, Illinois 60426 with an adjacent drive-in facility and parking lot. The main building consists of approximately 33,000 square feet. The Berwyn Banking Center is located at 7112 West Cermak Road, Berwyn, Illinois 60402. The building consists of approximately 15,000 square feet. The Oak Park Banking Center, containing approximately 21,000 square feet, is located at 840 South Oak Park Avenue, Oak Park, Illinois 60304. The Westmont Banking Center contains approximately 23,000 square feet and is located at 640 Pasquinelli Drive, Westmont, Illinois 60559. The Batavia Banking Center consists of 8,640 square feet and is located at 165 West Wilson Street, Batavia, Illinois 60510. The Elburn Banking Center consists of approximately 2,400 square feet and is located at 415 South Main Street, Elburn, Illinois 60119. The Chicago (West Town) Banking Center consists of approximately 20,000 square feet and is located at 1209 North Milwaukee Avenue, Chicago, Illinois 60622. The Warrenville Banking Center, which opened January 5, 1998, consists of approximately 4,500 square feet and is located at 3601 Winfield Road, Warrenville, Illinois 60555. All aforementioned buildings are owned by Pinnacle Bank. The LaGrange Park Banking Center is located in a leased office at Oak and Sherwood Streets, LaGrange Park, Illinois 60525. Five years remain on the term of the lease. The office consists of approximately 11,500 square feet.

Pinnacle Bank has three limited service banking facilities. An owned facility containing approximately 2,500 square feet is located at 2500 South Cicero Avenue, Cicero, Illinois 60804. This facility, with certain expanded services, was constructed in 1995. A leased facility containing approximately 2,000 square feet is located at 7373

West 25th Street, North Riverside, Illinois 60546. Nine years remain on the term of the lease. A limited service leased banking facility containing approximately 900 square feet is located at 5697 West Touhy Avenue, Niles, Illinois 60714. This lease expires in less than one year with the ability to exercise an option for an additional five years.

Pinnacle Bank has a lease, expiring in 2008, on approximately 26,000 square feet of office space located at 1144 Lake Street, Oak Park, Illinois 60301. The space is utilized as an operations center housing all operating departments of Pinnacle Bank. The move to the leased office space was completed during the second quarter of 1998.

Pinnacle Bank of the Quad-Cities owns it main banking office located at 1100 First Avenue, Silvis, Illinois 61282. The main office consists of approximately 10,600 square feet. Pinnacle Bank of the Quad-Cities has a full service branch office located at 107 First Street, Colona, Illinois 61241, which consists of approximately 4,000 square feet. In the second quarter of 1998, Pinnacle Bank of the Quad-Cities opened a full service branch office in Moline, Illinois, which consists of approximately 3,700 square feet.

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

The following table sets forth the high and low sales prices of the Corporation's common stock by quarter as reported by NASDAQ.


                                  1998                                                   1997
             ------------------------------------------------     ---------------------------------------------------
                                                    CASH                                                   CASH
    QUARTER        HIGH            LOW            DIVIDENDS           HIGH               LOW            DIVIDENDS
             ------------------------------------------------     ---------------------------------------------------
      1st         $35.50         $26.25            $0.23             $23.50            $18.67             $0.22
      2nd          37.00          32.00             0.23              21.75             19.50              0.22
      3rd          34.13          24.50             0.23              24.50             21.00              0.22
      4th          30.25          24.00             0.23              29.38             24.25              0.22

In 1998, the Corporation purchased 47,780 shares of its common stock at market prices in privately negotiated and market transactions. In 1997, the Corporation purchased 173,436 shares of its common stock at market prices in privately negotiated and market transactions as part of its announced stock repurchase program.

NUMBER OF SHAREHOLDERS

As of March 11, 1999, the Corporation had approximately 550 shareholders of record. In addition, the Corporation believes that it has approximately 2,900 additional beneficial shareholders who hold shares in street name.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data of the Corporation is incorporated herein by reference to the 1998 Annual Report to Stockholders included as Exhibit 13. The information required is contained on page 26 of Exhibit 13, under the title "Selected Financial Data."

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to the 1998 Annual Report to Stockholders included as Exhibit 13. The information is contained on pages 27 through 42 of Exhibit 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is contained on pages 40 through 42 of the 1998 Annual Report to Stockholders included as Exhibit 13 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are incorporated herein by reference to the 1998 Annual Report to Stockholders included as Exhibit 13. The information is contained as follows:

                                                                    PAGE OF
                                                                  EXHIBIT 13
                                                                 ------------
Consolidated Balance Sheets...............................            4
Consolidated Statements of Income.........................            5
Consolidated Statements of Comprehensive Income...........            6
Consolidated Statements of Changes in
  Stockholders' Equity....................................            6
Consolidated Statements of Cash Flows.....................            7
Notes to Consolidated Financial Statements................            8
Report of Independent Public Accountants
  Arthur Andersen LLP.....................................           25

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following listing of each director and executive officer of the Corporation contains information including the Director's age, original date elected as a director of the Corporation, and current positions with the Corporation or its two subsidiary banks, Pinnacle Bank ("PB") and Pinnacle Bank of the Quad-Cities ("PBQC"). Information is also included regarding principal occupation for the last five years. None of the directors currently serves as a Director of any other company with a class of publicly traded equity securities.

An asterisk (*) denotes that the individual is an executive officer of the Corporation.

RICHARD W. BURKE*, 65, 1979; is Secretary of the Corporation. He is Chairman and a Director of the law firm of Burke, Warren, MacKay & Serritella, P.C., Chicago, Illinois.

MARK P. BURNS, 63, 1983; is Vice Chairman of PB. He previously was the President of the Corporation through year-end 1995.

WILLIAM J. FINN, JR., 70, 1983; is President of Finn Insurance Agency, Inc., North Riverside, Illinois, insurance brokers. He is a Director of PB.

SAMUEL M. GILMAN, 78, 1990; is a Partner in the law firm of Coyle, Gilman & Stengel, Rock Island, Illinois. He is a Director of PBQC.

ALBERT GIUSFREDI, 70, 1988; is President of Headly Manufacturing Co., Cicero, Illinois, a custom metal stamping job shop.

JOHN J. GLEASON*, 67, 1979; is Chairman of the Board and a Director of PB. He also is President of Gleason & Associates, Inc., Oak Brook, Illinois, a bank consulting firm. He previously was the Chief Executive Officer of the Corporation through year-end 1995.

JOHN J. GLEASON, JR.*, 43, 1983; is Vice Chairman and Chief Executive Officer of the Corporation. He is Chairman of the Board of PB.

WILLIAM P. GLEASON*, 37, 1995; is President of the Corporation. He is a Director and President of PB and a Director and Vice Chairman of PBQC. He previously was Executive Vice President and Treasurer of the Corporation through year-end 1995.

JAMES L. GREENE, 64, 1983; is a Director of PB. He is President of Jim Greene Associates, Inc., Decatur, Georgia, a private investment company.

DONALD G. KING, 73, 1983; is a Director of PB. He formerly was Chairman of the Board of First National Bank in Harvey which was merged into PB in 1993.

JAMES A. MADDOCK, 64, 1988; is President of Maddock Industries, Inc., Chicago, Illinois, a mechanical engineering firm.

JAMES J. MCDONOUGH, 65, 1988; is President of McDonough Associates, Inc., Chicago, Illinois, engineers/architects.

WILLIAM C. NICKELS, 78, 1988; is Chairman of Replogle Globes, Inc., Broadview, Illinois, a manufacturer of geographical globes.

JOHN E. O'NEILL, 64, 1995; is President of F. C. Pilgrim & Company, Oak Park, Illinois, a real estate and insurance brokerage firm.

JAMES R. PHILLIP, JR., 46, 1988; is President of Phillip's Flowers and Gifts, Westmont, Illinois, florists.

KENNETH C. WHITENER, JR.*, 48, 1983; is Executive Vice President and Chief Investment Officer of the Corporation and of each of the two subsidiary banks. He is a Director of PB.

John J. Gleason is the father of John J. Gleason, Jr. and William P. Gleason. John E. O'Neill is the father-in-law of John J. Gleason, Jr.

The Corporation's Board of Directors meets on a quarterly basis, and five meetings were held during the last fiscal year. All of the Directors of the Corporation, with the exception of Messrs. Nickels and Phillip, attended at least three-fourths of the meetings of the Board and Committees of which they were members during the past year.

The Board has audit and compensation committees. The Board does not have a nominating committee. Committee members are designated at the annual Organizational Meeting of the Corporation. The individuals listed below have served as members of these committees since the last Annual Meeting. The Audit Committee, which met four times in 1998, consists of Messrs. Burke, Finn, Jr., Gilman, Giusfredi, King, Maddock, McDonough, Nickels, O'Neill, and Phillip, Jr. Mr. Finn, Jr. serves as Chairman. The committee meets on a quarterly basis with the Corporation's internal auditor and reviews the scope and results of audits and meets on an annual basis with representatives of the Corporation's independent public accountants. The Compensation Committee, which met one time in 1998, consists of Messrs. Burke, Finn, Jr., Gilman, Giusfredi, Greene, King, Maddock, McDonough, Nickels, O'Neill and Phillip, Jr. Mr. Burke serves as Chairman. The committee meets on an annual, and as needed basis, to determine salaries, bonuses and other compensation for the Corporation officers and principal officers of subsidiary banks.

EXECUTIVE OFFICERS (WHO ARE NOT DIRECTORS):

The following individuals are Executive Officers of the Corporation, but are not currently Directors of the Corporation.

GLENN M. MAZADE*, 42; is Executive Vice President and Chief Credit Officer of the Corporation and PB. He is a Director of PB.

SARA J. MIKUTA*, 42; is Chief Financial Officer and Treasurer of the Corporation and PB. Prior to 1994, Ms. Mikuta was the Senior Vice President and Controller at the Oak Brook Bank, Oak Brook, Illinois.

ITEM 11.  EXECUTIVE COMPENSATION

The Summary Compensation Table presented below provides for each of the last three fiscal years the compensation for each executive officer of the Corporation whose total salary and bonus exceeded $100,000 in 1998.

                                                                                         LONG TERM COMPENSATION
                                                                                  ---------------------------------
                                                       ANNUAL COMPENSATION                AWARDS           PAYOUTS
                                                --------------------------------  ---------------------   ---------
                                                                                                NUMBER
                                                                                  RESTRICTED      OF
                                                                   OTHER ANNUAL     STOCK       OPTIONS/     LTIP       ALL OTHER
       NAME AND PRINCIPAL POSITION     YEAR     SALARY      BONUS  COMPENSATION     AWARDS       SARS       PAYOUTS  COMPENSATION(1)
-------------------------------------------------------------------------------- -----------------------   --------  ---------------
John J. Gleason......................  1998     $200,000   $60,000       -0-          -0-          -0-        -0-        $8,000
  Chairman of the Board                1997      200,000    75,000       -0-          -0-          -0-        -0-         8,000
                                       1996      200,000    25,000       -0-          -0-          -0-        -0-         7,500

John J. Gleason, Jr..................  1998     $270,000   $70,000       -0-          -0-       12,500        -0-        $8,000
  Director, Vice Chairman and          1997      250,000    75,000       -0-          -0-       37,500        -0-         8,000
  Chief Executive Officer              1996      235,000    50,000       -0-          -0-          -0-        -0-         7,500

William P. Gleason...................  1998     $170,000   $60,000       -0-          -0-       10,000        -0-        $8,275
  Director and President               1997      150,000    60,000       -0-          -0-       30,000        -0-         7,500
                                       1996      120,000    35,000       -0-          -0-          -0-        -0-         6,450

Kenneth C. Whitener, Jr..............  1998     $145,000   $35,000       -0-          -0-          -0-        -0-        $8,700
  Director, Executive Vice             1997      140,000    40,000       -0-          -0-          -0-        -0-         8,399
  President and Chief                  1996      140,000    15,000       -0-          -0-          -0-        -0-         8,400
  Investment Officer

Glenn M. Mazade......................  1998     $126,000   $25,000       -0-          -0-        2,500        -0-        $7,050
   Executive Vice President and        1997      117,000    17,000       -0-          -0-        7,500        -0-         6,600
   Chief Credit Officer                1996       97,000    12,000       -0-          -0-          -0-        -0-         5,375

  -----------------------------------------------------------------------------
(NOTE: SAR's are Stock Appreciation Rights; LTIP is a Long-Term Incentive Plan.)


          (1) Represents an amount contributed to the individual's account in the Corporation's Profit Sharing Plan. The Profit Sharing Plan is a trusteed, tax-qualified plan which covers substantially all employees of the Corporation and its subsidiary banks who have completed age and service requirements. Annual profit sharing contributions are made to the Plan by the Corporation or the subsidiary banks in accordance with resolutions adopted annually by the Boards of Directors of the Corporation and each of the subsidiary banks. A 401(k) savings plan is offered as part of the profit sharing program. A matching contribution equal to a percentage, as determined by the Board of Directors on an annual basis, of the amount of the employee's contribution is made by he Corporation or its subsidiary banks to the 401(k) savings plan.

INCENTIVE STOCK OPTION PLAN

The Corporation has an incentive stock option plan under which officers and employees of the Corporation and the subsidiary banks may be granted stock options by a committee of the Corporation's Board of Directors. The incentive stock option plan is designed so that options granted thereunder may be treated as "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended.

The current plan, the 1990 Incentive Stock Option Plan ("1990 Plan"), was adopted in April, 1990. Under the provisions of the 1990 Plan, incentive stock options must be granted at not less than the fair market value of the Corporation's common stock on the date of the grant. No options granted under the 1990 Plan may be exercised after the expiration of ten years from the date of the grant. Options are non-transferable except in the case of death and may be exercised only while the optionee is employed by the Corporation or a subsidiary bank or within 30 days after termination of employment, with certain exceptions in the event of death or disability. No options may be granted to any employee who owns more than 10% of the total combined voting power of all classes of the Corporation's stock unless the grant is for a period of no more than five years and the purchase price of the shares covered by the option is not less than 110% of its fair market value on the date the option is granted. A total of

369,999 shares have been authorized for issuance under the plan. At December 31, 1998, total shares subject to option under the 1990 Plan were 118,000.

The following table provides information regarding individual grants of stock options during 1998 to each of the executive officers named in the Summary Compensation Table.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                               POTENTIAL REALIZABLE VALUE AT
                                                                                                   ASSUMED ANNUAL RATES OF
                                                                                                STOCK PRICE APPRECIATION FOR
                                          INDIVIDUAL GRANTS                                              OPTION TERM
--------------------------------------------------------------------------------------------   -------------------------------
                                               % OF TOTAL
                                              OPTIONS/SARS
                                               GRANTED TO
                              OPTIONS/SARS      EMPLOYEES     EXERCISE OR   EXPIRATION DATE
NAME                             GRANTED         IN 1998       BASE PRICE                          5%                  10%
----------------------------  ------------   -------------   -------------  ----------------   ------------       ------------
John J. Gleason.............       -0-            -0- %          $ -0-           -             $  -0-               $  -0-
John J. Gleason, Jr.........     12,500 (1)        35            31.35       12/21/03            62,800              181,869
William P. Gleason..........     10,000 (2)        28            31.35       12/21/03            50,240              145,495
Glenn M. Mazade.............      2,500             7            28.50       12/21/03            19,685               43,499
Kenneth C. Whitener, Jr.....       -0-            -0-             -0-           -                  -0-                  -0-
                                     --------------------------------------------



         (1)      Mr. J. Gleason, Jr.'s option contains the following provision:
                  3,189 shares exercisable at any time from December 21, 1998 through the expiration date; 3,189 shares are exercisable at any time from December 21, 1999 through the expiration date; 3,189 shares are exercisable at any time from December 21, 2000 through the expiration date; and 2,933 shares are exercisable at any time from December 21, 2001 through the expiration date. All options are exercisable upon a change in control.

         (2)      Mr. W. Gleason's option contains the following provision:
                  3,189 shares exercisable at any time from December 21, 1998 through the expiration date; 3,189 shares are exercisable at any time from December 21, 1999 through the expiration date; 3,189 shares are exercisable at any time from December 21, 2000 through the expiration date; and 433 shares are exercisable from December 21, 2001 through the expiration date. All options are exercisable upon a change in control.

The following table provides information concerning the financial value of outstanding and unexercised options at December 31, 1998 for each of the executive officers named in the Summary Compensation Table. No incentive stock options were exercised by these executive officers during 1998.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                                                             VALUE OF
                                                                                    NUMBER OF               UNEXERCISED
                                                                                   UNEXERCISED             IN-THE-MONEY
                                                                                  OPTIONS/SARS            OPTIONS/SARS AT
                                                                                    AT FY-END                 FY-END
                                                                               --------------------    ----------------------
                                               SHARES
                                              ACQUIRED           VALUE            EXERCISABLE/             EXERCISABLE/
                  NAME                      ON EXERCISE        REALIZED         UNEXERCISABLE(3)           UNEXERCISABLE
  -------------------------------------    ---------------  -----------------  --------------------    ----------------------
  John J. Gleason....................            -0-              -0-                 -0-                     $ -0-

  John J. Gleason, Jr................            -0-              -0-              12,927 (1)                68,494 (1)
                                                                                   37,073 (2)               194,644 (2)

  William P. Gleason.................            -0-              -0-               12,927(1)                68,494 (1)
                                                                                   27,073 (2)               142,016 (2)

  Kenneth C. Whitener, Jr............            -0-              -0-                 -0-                       -0-

  Glenn M. Mazade....................            -0-              -0-              10,000 (1)                73,748 (1)
                                                                                      -0-                       -0-

   --------------------------
   (1)  Exercisable.
   (2)  Unexercisable.
   (3) All options are exercisable upon a change in control.

COMPENSATION OF DIRECTORS

Directors of the Corporation, having a primary occupation other than with the Corporation or its subsidiary banks, receive an annual retainer of $2,500 and a fee of $500 per meeting attended. Directors attending separate committee meetings involving audit and compensation receive a fee of $100 per meeting attended.

EMPLOYMENT AGREEMENTS

The Corporation has entered into Employment Agreements ("Agreements") in regard to a change of control in The Corporation or all of its subsidiaries with John
J. Gleason, Jr., Vice Chairman and Chief Executive Officer; William P. Gleason, President; and Glenn M. Mazade, Executive Vice President and Chief Credit Officer. The Agreements became effective January 21, 1997 upon approval of the Board of Directors of the Corporation and will continue until terminated upon thirty (30) days prior written notice by either the Corporation or the executive. The Agreements provide for employment in the present position or other senior executive capacity as shall be mutually agreed upon by the Corporation and the executive. The Agreements also provide for base salary and incentive compensation as shall be determined from time to time by the Board of Directors and for participation in all plans and other benefits generally accorded to employees of the Corporation.

If the executive's employment is terminated by the executive, by the Corporation, or by the Corporation's successor company within one year of a change in control, as defined, the executive will be entitled to immediate receipt from the Corporation of a lump sum payment equal to one dollar less than the sum of three times the base compensation then payable to the executive plus three times the average incentive compensation paid to the executive during the three previous fiscal years of the Corporation plus three times the value of the contributions that have been made or credited by the Corporation for the benefit of the executive under all employee retirement plans maintained by the Corporation for the completed fiscal year of the Corporation immediately preceding the termination. In addition, the Corporation will continue to provide coverage for the executive under the health program maintained by the Corporation for a period of twelve months following termination of the executive's employment. If such a change in control and termination would have taken place on December 31, 1998, the amounts payable to John J. Gleason, Jr., William P. Gleason and Glenn M. Mazade would have been approximately $1,028,000, $689,000 and $452,000, respectively. In the event of a termination payment, the executive agrees that, except with the express prior written consent of the Corporation, for a period of one year after the termination of the executive's employment with the Corporation, he will not directly or indirectly compete with the business of the Corporation within a ten mile radius of the main office of the Corporation and any branch office of the Corporation existing at the time of termination.

A change of control is defined in the Agreement as (1) the consummation of the acquisition or acquisitions by any person or affiliated group, other than any individual holding 10% or greater of the outstanding voting securities of the Corporation on January 21, 1997, so that the person or group holds beneficial ownership of fifty-one percent or more of the combined voting power of the then outstanding voting securities of the Corporation; (2) approval of the Corporation's stockholders of a merger, consolidation or other transaction involving the Corporation in which the persons who are stockholders on the date the transaction is approved, do not, on the first day following such transaction own, directly or indirectly, more than 67% of the combined voting power of the then outstanding securities; (3) a complete liquidation or dissolution or an agreement for the sale or other disposition of all or substantially all of the assets of the Corporation or its subsidiaries; or (4) a sale by the Corporation of all of the stock of all banking subsidiaries of the Corporation and their affiliates.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee of the Board of Directors of the Corporation during the last fiscal year were Messrs. Burke, Finn, Jr., Gilman, Giusfredi, Greene, King, Maddock, McDonough, Nickels, O'Neill and Phillip, Jr. Mr. Burke is Chairman and a Director of a law firm which provides legal services to the Corporation as disclosed in the section entitled "Certain Relationships, Related Transactions and Other Information Regarding Management".

REPORT ON EXECUTIVE COMPENSATION BY THE
COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

The Compensation Committee views the compensation package offered to executive officers as consisting of three primary components; base salary, incentive bonus, and longer term compensation. Each of these components is considered in achieving the committee's objectives of (1) providing a competitive compensation package in order to attract and retain a high quality management team; (2) rewarding individual performance and contributions to the overall performance of the Corporation; and (3) structuring incentives in order to align management's goals with maximization of shareholder value.

Base salaries are set consistent with salaries published for comparable positions in banking industry publications. Primary emphasis is placed on organizations of a similar size located in a metropolitan area. Comparison is also made with similarly sized publicly traded banking companies. Base salary changes are dictated by changes in responsibility such as a promotion and economic factors such as inflation.

Incentive bonuses are determined strictly based on the performance of the individual executive officer and that individual's contribution to the overall profitability of the Corporation during the fiscal year. The incentive bonus determination is zero based with previous payment history bearing no weight in the current year's determination. The determination of incentive bonus payments are subjective in nature and are not the product of calculations of pre-determined formulas.

Longer term compensation consists of incentive stock options. These options are awarded based on the individual's contribution to the overall financial performance of the Corporation and the committee's assessment of potential for appreciation in common stock value in relation to the base salary of the executive. Incentive stock options are awarded in order to emphasize the importance of maximizing shareholder value and to encourage the ownership of the Corporation's common stock by management.

The Chief Executive Officer's ("CEO") compensation is determined by overall corporate performance. Corporate performance is measured primarily by the return on average equity and additionally by the return on average assets.

The performance of the Corporation's common stock price is also considered in the determination of the CEO's compensation. The Committee recognizes, however, that factors other than CEO performance may dictate changes in market price such as general market conditions and, in particular to the Corporation, the thinly traded nature of the Corporation's stock. The Committee also considers any specific corporate objectives for the CEO such as the Corporation's stated objective that calls for the utilization of its equity base through acquisitions and repurchases of its common stock.

The CEO received a base salary increase of 8% for the 1998 fiscal year. The increase was based on guidelines set for annual increases for all the Corporation's officers and employees and published statistics for total base salaries and percentage increases for CEO's of similarly sized financial institutions. The CEO's incentive bonus was determined based on the following factors for 1998. Net income for 1998 resulted in a return on average equity of 14.4% and a return on average assets of 1.43% for the year, each exceeding the Corporation's profit plan. the Corporation's year end common stock price was approximately the same as the previous fiscal year. Also, from a financial perspective, the Corporation continued its stock repurchase program which enhanced earnings per share and the dividend was increased 5% in fiscal 1998. In addition to financial performance, the Compensation Committee also considered the following factors. The Corporation's equity portfolio provided a significant component of earnings. Expansion was undertaken through the development of two new banking centers. Marketing efforts continued to be enhanced, personnel was upgraded in a number of areas and nonperforming assets continued to show improvement. Incentive stock options amounting to 12,500 shares were awarded to the CEO to provide an opportunity for value on a longer term perspective with such potential for appreciation tied directly to shareholder value.

While overall corporate performance is also considered in determining compensation for other executive officers, primary consideration is given to performance of the specific areas of responsibility of each of these individuals. These specific areas include corporate objectives regarding acquisitions, performance of banking subsidiaries, loan portfolio performance including the quality of assets, regulatory compliance, management of the securities portfolio and other specific responsibilities. The Committee took each of these factors into consideration in determining bonuses for each executive officer other than the CEO for the previous year.

The Compensation Committee did award incentive stock options to certain executive officers during fiscal 1998 in order to continue to emphasize the importance of shareholder value.

PERFORMANCE GRAPH

The following graph provides a comparison of the total return among the Corporation's common stock, NASDAQ Stocks (U.S.) and NASDAQ Bank Stocks. The graph assumes that $100 was invested in each category on January 1, 1994. The Corporation's index is based on the assumption that dividends received on the Corporation's common stock are reinvested into shares of the Corporation's common stock.

                 COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
                  AMONG PINNACLE BANC GROUP, INC. COMMON STOCK,
                   NASDAQ STOCKS (U.S.) AND NASDAQ BANK STOCKS

                    PINNACLE             NASDAQ            NASDAQ
                  COMMON STOCK        STOCKS (U.S.)     BANK STOCKS
1/1/94                    $100.0             $100.0           $100.0
12/31/94                   $84.8              $97.8            $99.6
12/31/95                   $98.4             $138.3           $148.4
12/31/96                   $90.5             $170.0           $195.9
12/31/97                  $144.9             $208.6           $328.0
12/31/98                  $146.7             $293.3           $324.9


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following persons beneficially own as of March 11, 1999, directly or indirectly, more than 5% of the outstanding common stock, $3.12 par value, of the Corporation.

                       NAME AND ADDRESS        AMOUNT AND NATURE OF         PERCENT
                     OF BENEFICIAL OWNER       BENEFICIAL OWNERSHIP        OF CLASS
      ------------------------------------------------------------------------------
      John J. Gleason.......................      1,192,453  (1)            16.1%
      2215 York Road, Suite 306
      Oak Brook, Illinois 60523

      Kenneth C. Whitener, Jr...............        405,082                  5.5
      2215 York Road, Suite 306
      Oak Brook, Illinois 60523

                  ---------------------------------------------

         (1) Includes 592,470 shares owned by Gleason & Associates, Inc., of which Mr. J. Gleason is President and controlling stockholder. Also includes 283,335 shares held by his wife and a child who reside with Mr. J. Gleason, to which shares Mr. J. Gleason disclaims beneficial ownership.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth with respect to each Director, and executive officer (denoted by an asterisk) of the Corporation, the amount of common shares beneficially owned and the percentage of such class of shares as of March 11, 1999:

                                                                          AMOUNT AND
                                                                          NATURE OF
                                                                          BENEFICIAL             PERCENT OF
                  NAME OF BENEFICIAL OWNER                                OWNERSHIP                 CLASS
-----------------------------------------------------------------------------------------------------------
DIRECTORS:
Richard W. Burke*..........................................                   67,196   (1)           0.9%
Mark P. Burns..............................................                   45,018   (2)           0.6
William J. Finn, Jr........................................                  129,531   (3)           1.8
Samuel M. Gilman...........................................                   42,840                 0.6
Albert Giusfredi...........................................                  105,679                 1.4
John J. Gleason*...........................................                1,192,453   (4)          16.1
John J. Gleason, Jr.*......................................                  219,624   (5)           3.0
William P. Gleason*........................................                  137,537   (6)           1.9
James L. Greene............................................                  240,176   (7)           3.2
Donald G. King.............................................                  215,680                 2.9
James A. Maddock...........................................                  101,950   (8)           1.4
James J. McDonough.........................................                   79,825   (9)           1.1
William C. Nickels.........................................                   94,785  (10)           1.3
John E. O'Neill............................................                   30,705                 0.4
James R. Phillip, Jr.......................................                   78,164  (11)           1.1
Kenneth C. Whitener, Jr.*..................................                  405,082                 5.5
EXECUTIVE OFFICERS
   (WHO ARE NOT DIRECTORS):
Glenn M. Mazade*...........................................                   13,949  (12)           0.2
Sara J. Mikuta*............................................                    3,810  (13)           0.1

All Directors and executive officers
  as a group (18 in total).................................                3,204,004               43.3%

  (1) Includes 38,335 shares owned by Mr. Burke's wife, to which shares Mr. Burke disclaims beneficial ownership.

  (2) Includes 9,750 shares held by Pinnacle Bank as Custodian.

  (3) Includes 17,780 shares held by Mr. Finn, Jr.'s wife, to which shares Mr. Finn, Jr. disclaims beneficial ownership.

  (4) Includes 592,470 shares owned by Gleason & Associates, Inc., of which Mr.
J. Gleason is President and controlling stockholder. Also includes 283,335 shares held by his wife and child who reside with Mr. J. Gleason, to which shares Mr. J. Gleason disclaims beneficial ownership.

  (5) Includes 50,000 shares which Mr. J. Gleason, Jr. has the right to acquire upon exercise of stock options, and 28,080 shares held by his wife and children, to which shares Mr. J. Gleason, Jr. disclaims beneficial ownership.

  (6) Includes 40,000 shares which Mr. W. Gleason has the right to acquire upon exercise of stock options, and 45,114 shares held by his wife and children, to which shares Mr. W. Gleason disclaims beneficial ownership.

  (7) Includes 18,664 shares held by Mr. Greene's wife and 8,880 shares held by Mr. Greene's wife as custodian, to which shares Mr. Greene disclaims beneficial ownership. Also includes 103,471 shares owned by Jim Greene Associates, Inc. Mr. Greene is President and controlling stockholder of Jim Greene Associates, Inc.

  (8) Includes 77,403 shares owned by Maddock Industries, Inc. including its profit sharing plan. Mr. Maddock is President and controlling stockholder of Maddock Industries, Inc. Also includes 1,042 shares held by Mr. Maddock's wife as custodian, to which shares Mr. Maddock disclaims beneficial ownership.

  (9) Includes 19,931 shares held by a trust of which Mr. McDonough is the trustee.

  (10) All shares are owned by a company of which Mr. Nickels is a controlling shareholder.

  (11) Includes 24,753 shares held by a company of which Mr. Phillip, Jr. is a controlling shareholder and 5,931 shares held by his wife and children, to which shares Mr. Phillip, Jr. disclaims beneficial ownership.

  (12) Includes 10,000 shares which Mr. Mazade has the right to acquire upon exercise of stock options.

  (13) Includes 3,750 shares which Ms. Mikuta has the right to acquire upon exercise of stock options.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors and officers of the Corporation and its subsidiary banks are customers of the banks and have had transactions with such banks in the ordinary course of business and are expected to do so in the future. Such transactions have been and will continue to be on the same terms as those prevailing at the time for comparable transactions with other customers. Total loans outstanding to Directors and executive officers of the Corporation and its subsidiary banks totaled $11,283,000 at December 31, 1998. These loans were made by the subsidiary banks in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. Management is of the opinion that these loans did not involve more than a normal risk of collectibility or other unfavorable features.

Richard W. Burke, a Director and Secretary of the Corporation, is Chairman and a Director of the law firm Burke, Warren, MacKay & Serritella, P.C. which provides legal services to the Corporation and its subsidiary banks. Fees for these services totaled $225,000 in 1998.

Section 16 of the Securities Exchange Act requires the Corporation's directors, executive officers or beneficial owners of more than ten percent (10%) of any class of equity securities of the Corporation ("Insiders") to file with the Securities and Exchange Commission and the Corporation's reports of ownership of the Corporation's securities. Based solely upon a review of reports furnished to the Corporation by Insiders, all Section 16 reporting requirements were met by Insiders during 1998.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

The following exhibits are filed as part of this Form 10-K.

          EXHIBIT /
       DESIGNATION NO.
      UNDER ITEM 601 OF
       REGULATION S-K                     EXHIBIT DESCRIPTION
--------------------------------------------------------------------------------
             (2)          Plan of Acquisition, reorganization, arrangement,
                          liquidation or succession. The Agreement and Plan
                          of Merger, dated as of March 18, 1999, by and
                          between Old Kent Financial Corporation and Pinnacle
                          Banc Group, Inc. and the Stock Option Agreement,
                          dated as of March 18, 1999, by and between Old Kent
                          Financial Corporation and Pinnacle Banc Group, Inc.
                          were previously filed as Exhibit 2.1 and Exhibit
                          2.2 to Old Kent Financial Corporation's Form 8K
                          Current Report filed on March 22, 1999 and is
                          herein incorporated by reference.

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

             (11)         Statement Re Computation of Per Share Earnings.
                          Footnote 10, Notes to the Consolidated Financial
                          Statements, is included in the 1998 Annual Report to Stockholders and is herein incorporated by reference.

             (13) Annual Report to Security Holders. The Corporation is including, as an Exhibit, its 1998 Annual Report to Stockholders. Those parts of the Annual Report not specifically incorporated by reference elsewhere herein are not deemed to be part of this filing.

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

REPORTS ON FORM 8-K

None.

                STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

I.  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
     INTEREST RATES AND INTEREST DIFFERENTIAL

ANALYSIS OF NET INTEREST INCOME

Information required in this table, including the daily average balance outstanding for the major categories of interest bearing assets and interest bearing liabilities, and the average interest rate earned or paid thereon, is incorporated herein by reference to the 1998 Annual Report to Stockholders included as Exhibit 13. The information required is contained in Table 1, "Analysis of Net Interest Income" on page 29 of Exhibit 13, within the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ANALYSIS OF CHANGE IN INTEREST DIFFERENTIAL

Information required in this table is incorporated herein by reference to the 1998 Annual Report to Stockholders included as Exhibit 13. The information required is contained in Table 2, "Analysis of Volume/Rate Variance" on page 30 of Exhibit 13, within the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ANALYSIS OF INTEREST RATE SENSITIVITY

Information regarding the interest rate sensitivity position of the Corporation is incorporated herein by reference to the 1998 Annual Report to Stockholders included as Exhibit 13. This information is discussed under the subsection "Market Risk" on pages 40 through 42 of Exhibit 13, within the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

II.  INVESTMENT PORTFOLIO

The following table presents the book value of securities in thousands at the dates indicated:

                                                             DECEMBER 31
                                                 ----------------------------------
                                                    1998        1997         1996
                                                 ----------------------------------
U. S. Treasury and U. S. Government agencies     $412,272     $355,925     $373,072
State and municipal ........................       19,441       22,242       23,450
Mortgage-backed securities and floating rate
  collateralized mortgage obligations ......       40,562        4,615        5,943
Corporate and other equity securities ......       47,962       51,452       32,093
                                                 ----------------------------------
  Total securities .........................     $520,237     $434,234     $434,558
                                                 ----------------------------------
                                                 ----------------------------------

The following table shows the maturities of securities in thousands at December 31, 1998 and weighted average fully taxable equivalent yields:

                                                    U. S. TREASURY                                 MORTGAGE-BACKED
                                                         AND                  STATE            SECURITIES AND FLOATING
                                                    FEDERAL AGENCY             AND               RATE COLLATERALIZED
                                                      SECURITIES             MUNICIPAL            MORTGAGE OBLIGATIONS
                                                 --------------------    ------------------       -------------------
One year or less...............................    $104,192     5.15%    $ 1,591     12.18%         $   0     0.00%
One year to five years.........................     308,080     5.63       9,753     13.03              0     0.00
Five to ten years..............................           0     0.00       6,448     12.50              0     0.00
Over ten years.................................           0     0.00       1,649     14.53              0     0.00
No fixed maturity..............................           0     0.00           0      0.00         40,562     7.15
                                                ---------------------    ------------------       -------------------
                                                   $412,272     5.50%    $19,441     12.91%       $40,562     7.15%
                                                ---------------------    ------------------       -------------------
                                                ---------------------    ------------------       -------------------

                                                     CORPORATE
                                                     AND OTHER
                                                 EQUITY SECURITIES            TOTAL
                                                --------------------    -------------------
One year or less.........................               $ 0     0.00%   $105,783      5.25%
One year to five years...................                 0     0.00     317,833      5.84
Five years to ten years..................                 0     0.00       6,448     12.50
Over ten years...........................                 0     0.00       1,649     14.53
No fixed maturity........................            47,962     4.65      88,524      5.92
                                                --------------------    -------------------
                                                    $47,962     4.65%   $520,237      5.97%
                                                --------------------    -------------------
                                                --------------------    -------------------

Securities included in the category of no fixed maturity are mortgage-backed securities and floating rate collateralized mortgage obligations, due to their ability to prepay, as well as equity securities.

The average tax-equivalent yield by maturity includes the weighted average yields on tax-exempt obligations which have been computed on a fully taxable equivalent basis assuming a tax rate of 34% and the average tax equivalent yield on the equity portfolio assumes a 70% dividend received deduction for December 31, 1998.

III.  LOAN PORTFOLIO

The following table sets forth the outstanding loans, in thousands, at the following dates:

                                                   DECEMBER 31
                        -------------------------------------------------------------
                           1998         1997         1996          1995         1994
                        -------------------------------------------------------------
Commercial and other     $146,588     $111,990     $111,454     $ 83,940     $ 68,788
Consumer ...........       69,250       62,294       54,535       49,464       38,982
Real estate:
  Residential ......      279,418      291,578      307,217      135,085      119,520
  Commercial .......       46,695       45,107       52,628       42,073       22,220
                        -------------------------------------------------------------
  Total gross loans      $541,951      510,969      525,834      310,562      249,510
Unearned income ....          595          762          765          962        1,106
                        -------------------------------------------------------------
  Net loans ........     $541,356     $510,207     $525,069     $309,600     $248,404
                        -------------------------------------------------------------
                        -------------------------------------------------------------

The following table sets forth the maturity distribution of the following categories of loans at December 31, 1998 in thousands.

                                                         REMAINING MATURITY
                                  ---------------------------------------------------------
                                    ONE YEAR         ONE TO            OVER
                                     OR LESS       FIVE YEARS       FIVE YEARS      TOTAL
                                  ---------------------------------------------------------
Commercial and other............   $ 89,432        $ 50,809        $  6,347      $ 146,588
Real estate:
     Residential................     16,939          82,346         180,133        279,418
     Commercial.................      7,988          30,369           8,338         46,695
                                  ---------------------------------------------------------
                                   $114,359        $163,524        $194,818      $ 472,701
                                  ---------------------------------------------------------
                                  ---------------------------------------------------------

Of the loans listed above in the maturity schedule, a total of $358,342 are due after one year; $310,213 of these loans have predetermined interest rates and $48,129 of these loans have floating interest rates.

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

Loans made by subsidiary banks of the Corporation which are collateralized by real estate require an appraisal prior to funding of the loan. These loans are re-appraised when management believes that the financial condition or resources of the borrower have deteriorated or when the collectibility of the loan is in question. Loans collateralized by real estate are not necessarily re-appraised on an annual or quarterly basis by policy; however, all loans secured by real estate, are made in the local market area served by the Corporation's subsidiaries and each of these areas is closely monitored by management for economic changes. Certain acquisitions, especially the FinSec acquisition, have added loans to Pinnacle's loan portfolio which are not necessarily made in Pinnacle's local market area. See "Loan Concentrations" and "Risk Elements" for further discussion regarding the impact of this acquisition. A new appraisal is required for any loan which undergoes foreclosure or is transferred into other real estate owned. Updated appraisals on other real estate owned are completed as required by regulatory authorities, or if management believes a material change in the value of a property has taken place.

The current loan policies in effect for collateral and appraisals are similar and consistent with the policies in place in prior years.

RISK ELEMENTS

         NON-ACCRUAL, PAST DUE, AND RESTRUCTURED LOANS. The following table represents information regarding the aggregate amount of non-accrual, past due, and restructured loans in thousands:

                                                                  DECEMBER 31
                                             --------------------------------------------------
                                                1998       1997       1996      1995     1994
                                             --------------------------------------------------
Non-accrual loans...........................    $3,507    $4,392     $7,441    $4,791    $ 748
Past due 90 days or more and
  still accruing............................     1,775     1,064        633     2,293      552
Restructured loans..........................       483     1,223      1,330       931        0
                                             --------------------------------------------------
                                                $5,765    $6,679     $9,404    $8,015   $1,300
                                             --------------------------------------------------
                                             --------------------------------------------------
Other real estate owned.....................     $ 169      $442       $939      $284   $2,416

A discussion regarding the non-performing assets listed above is contained within the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the subsection "Provision for Loan Losses" on pages 30 through 32 of the Corporation's 1998 Annual Report to Stockholders included as Exhibit 13.

         LOAN CONCENTRATIONS. Loan concentrations are defined as amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. Although the Corporation has a diversified loan portfolio, a substantial natural geographic concentration of credit risk exists within the Corporation's defined customer market areas with the exception of loans acquired from the acquisition of SF. Included in the SF loan portfolio are certain purchased and participated loans outside Pinnacle's defined customer markets. These loans totaled approximately $39,256,000, at December 31, 1998, or approximately 7% of the Corporation's loan portfolio. These loans are located in the following areas:
4.72% in California and 1.34% in the Midwest (excluding the Chicago Metropolitan area). Certain of these areas, particularly California, are experiencing adverse economic conditions, which has resulted in increased past due non-accrual loans. All remaining loans are in the geographic market areas including the Chicago metropolitan area and the Quad-Cities metropolitan area of Illinois. Management believes that the portfolio is well diversified and, to a large extent, secured without undue concentrations in any specific risk area.

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

The Watch List includes credits which are rated by management and the independent review process as "5" or worse. A credit rating of "5" would indicate that the loan is considered a "special mention" loan by regulatory examiners. Currently, approximately $3,980,000 of loans in Pinnacle's portfolio are classified as a "5" and included in the Watch List, but are not considered non-performing by management. These, as discussed further, are monitored monthly by both management and the Board of Directors of each subsidiary bank.

         IMPAIRED LOANS. Loans considered impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", includes non-accrual loans greater than $100,000, restructured loans, and loans classified as at least doubtful under the Corporation's credit risk classification system. All of the Corporation's impaired loans are included in the non-performing category.

         NON-ACCRUAL LOAN POLICY. The Corporation follows banking regulatory guidelines with respect to classifying loans on a non-accrual basis. Loans are placed on non-accrual when the loan becomes past due over 90 days with no intervening activity or when the collection in full of interest and principal is doubtful. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay interest and principal.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

Information required in this table is incorporated herein by reference to the 1998 Annual Report to Stockholders included as Exhibit 13. The information required is contained in Table 3, "Analysis of the Allowance for Loan Losses" on page 32 of Exhibit 13, within the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

Except for any reserves which would be required under SFAS No. 114 ,"Accounting by Creditors for Impairment of a Loan", the subsidiary banks do not allocate the allowance for loan losses by specific loan categories. The Corporation's subsidiary banks have not allocated any specific reserves for loans considered impaired under SFAS No. 114. However, bank disclosure guidelines issued by the Securities and Exchange Commission request management to allocate the total allowance for loan losses into certain categories. Accordingly, management has allocated the allowance for loan losses by loan category based on several factors, including the risk rating assigned via the independent loan review; a risk rating assigned to watch list credits which have not yet been rated by loan review or are below the threshold of the loan review; growth in the loan portfolio; and historical charge-off experience for loans which are not rated. This process results in the specific allocation of the reserve included in the following table. The remaining unallocated portion provides for the inherent loss component in the loan portfolio which has not yet been specifically identified. The resulting allocation is not necessarily indicative of both the identified and inherent losses not yet identified in the portfolio as of each reporting date.

The percent of loans in each category to total loans and the allocation of the allowance for loan losses based on the above allocation method at December 31 of each year, in thousands, is as follows:


                                            1998                            1997                         1996
                         -----------------------------------------------------------------------------------------------
                                                PERCENT OF                      PERCENT OF                     PERCENT OF
                                                 LOANS IN                        LOANS IN                       LOANS IN
LOAN CATEGORY                    ALLOCATION      CATEGORY         ALLOCATION     CATEGORY       ALLOCATION      CATEGORY
------------------------------------------------------------------------------------------------------------------------
Commercial and other.....         $1,685            27.1%           $1,328          21.9%          $2,293          21.1%
Consumer.................            153            12.7               115          12.1              244          10.4
Real estate..............          1,150            60.2             1,207          66.0            1,564          68.5
Unallocated..............          3,947             0.0             4,870           0.0            4,263           0.0
                         -----------------------------------------------------------------------------------------------
                                  $6,935           100.0%           $7,520         100.0%          $8,364         100.0%
                         -----------------------------------------------------------------------------------------------
                         -----------------------------------------------------------------------------------------------

                                                       1995                             1994
                                       -------------------------------------------------------------------
                                                              PERCENT OF                       PERCENT OF
                                                               LOANS IN                          LOANS IN
LOAN CATEGORY                             ALLOCATION           CATEGORY      ALLOCATION          CATEGORY
----------------------------------------------------------------------------------------------------------
Commercial and other...................     $1,366                27.1%          $1,051               27.7%
Consumer...............................         36                15.7              147               15.4
Real estate............................        858                57.2              826               56.9
Unallocated............................      3,763                 0.0            2,205                0.0
                                       -------------------------------------------------------------------
                                            $6,023               100.0%          $4,229              100.0%
                                       -------------------------------------------------------------------
                                       -------------------------------------------------------------------

V.  DEPOSITS

Reference is made to (I.) Distribution of Assets, Liabilities and Stockholders' Equity for data regarding average daily deposits and rates paid thereon for the years ended December 31, 1998, 1997 and 1996. The aggregate amount of certificates of deposit, in denominations of $100,000 or more, by maturity, as of December 31, 1998 are shown below, in thousands.

Three months or less..................................         $30,139
Over three months through six months..................          13,939
Over six months through twelve months.................          12,368
Over twelve months....................................           6,647
                                                              --------
     Total............................................         $63,093
                                                              --------
                                                              --------


VI.  RETURN ON EQUITY AND ASSETS

The following table shows consolidated operating and capital ratios for years ended December 31, 1998, 1997, and 1996. The return on average assets and the return on average stockholders' equity is calculated by dividing net income for the period by average assets or average stockholders' equity, respectively. The dividend pay out ratio is calculated by dividing total dividends paid by net income.

                                                                             DECEMBER 31
                                                        ------------------------------------------------------
                                                               1998              1997              1996
                                                        ------------------------------------------------------
Return on average assets..............................         1.43%             1.43%            0.82%
Return on average stockholders' equity................         14.41             15.36             9.02
Dividend pay out ratio................................         47.05             46.14            79.12
Average stockholders' equity to average assets........          9.90              9.28             9.05

VII. SHORT-TERM BORROWINGS

Information required in this table is incorporated herein by reference to the 1998 Annual Report to Stockholders included as Exhibit 13. The information required is contained in Table 6, "Short-term Borrowings and FHLB Advances" on page 38 of Exhibit 13, within the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 24, 1999.

PINNACLE BANC GROUP, INC.


By: /S/ JOHN J. GLEASON                     By: /S/ WILLIAM P. GLEASON
    ------------------------------              -------------------------------
    John J. Gleason                             William P. Gleason
    Chairman                                    President


By: /S/ JOHN J. GLEASON, JR.                By: /S/ SARA J. MIKUTA
    ------------------------------              -------------------------------
    John J. Gleason, Jr.                        Sara J. Mikuta
    Vice Chairman and Chief Executive           Chief Financial Officer and
    Officer                                     Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following Directors on behalf of the registrant on March 24, 1999.


/S/ RICHARD W. BURKE                        /S/ JAMES L. GREENE
------------------------------              ----------------------------------
Richard W. Burke                            James L. Greene


/S/ MARK P. BURNS
------------------------------              ----------------------------------
Mark P. Burns                               Donald G. King


/S/ WILLIAM J. FINN, JR.                    /S/ JAMES A. MADDOCK
------------------------------              ----------------------------------
William J. Finn, Jr.                        James A. Maddock


/S/ SAMUEL M. GILMAN
------------------------------              ----------------------------------
Samuel M. Gilman                            James J. McDonough


                                            /S/ WILLIAM C.NICKELS
------------------------------              ----------------------------------
Albert Giusfredi                            William C. Nickels


/S/ JOHN J. GLEASON                         /S/ JOHN E. O'NEILL
------------------------------              ----------------------------------
John J. Gleason                             John E. O'Neill


/S/ JOHN J. GLEASON, JR.                    /S/ JAMES R. PHILLIP, JR.
------------------------------              ----------------------------------
John J. Gleason, Jr.                        James R. Phillip, Jr.


/S/ WILLIAM P. GLEASON                      /S/ KENNETH C. WHITENER, JR.
------------------------------              ----------------------------------
William P. Gleason                          Kenneth C. Whitener, Jr.

     -----------------------------------------------------------------------

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


                         -------------------------------


                            PINNACLE BANC GROUP, INC.

             (Exact name of registrant as specified in its charter)





     -----------------------------------------------------------------------

EXHIBIT 13 - ANNUAL REPORT TO SECURITY HOLDERS.