Form 10-Q
period 1999-03-31
PINNACLE BANC GROUP INC
filed 1999-05-12
CIK 827085

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 1999
                                       or
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

                                 (630) 574-3550
                                 ---------------
              (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes  [ X ]    No  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:       As of April 30, 1999, the registrant
                                            had 7,399,343 shares outstanding
                                            of common stock, $3.12 par value.

-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

        Presented on the following pages are the unaudited consolidated balance sheets of Pinnacle Banc Group, Inc. and subsidiaries ("Pinnacle") for March 31, 1999 and December 31, 1998, and the related unaudited consolidated statements of income, comprehensive income and cash flows for the three month periods ended March 31, 1999 and 1998.

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

         Substantially all disclosure has been omitted since it would substantially duplicate the disclosure contained in the latest audited financial statements of Pinnacle contained in the 1998 Annual Report to Shareholders.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


         (IN THOUSANDS, EXCEPT PER SHARE DATA)                    MARCH 31           DECEMBER 31
                                                                -----------           -----------
                                                                    1999                 1998
                                                                -----------           -----------
ASSETS:
  Cash and due from banks  . . . . . . . . . . . . . .          $    25,513           $    30,922
  Federal funds sold . . . . . . . . . . . . . . . . .                    0                   500
                                                                -----------           -----------
      Total cash and cash equivalents  . . . . . . . .               25,513                31,422
   Interest-bearing deposits . . . . . . . . . . . . .                   76                   101
   Securities:
      Available for sale . . . . . . . . . . . . . . .              410,987               520,237
      (amortized cost:
           3/31/99 - $403,311
         12/31/98 - $501,889)
   Loans, net of unearned discount . . . . . . . . . .              550,938               541,356
      Less:  Allowance for loan losses . . . . . . . .               (7,179)               (6,935)
                                                                -----------           -----------
      Net loans  . . . . . . . . . . . . . . . . . . .              543,759               534,421
   Premises and equipment  . . . . . . . . . . . . . .               21,367                20,917
   Goodwill  . . . . . . . . . . . . . . . . . . . . .               20,057                20,660
   Other assets  . . . . . . . . . . . . . . . . . . .               22,886                18,307
                                                                -----------           -----------
      Total  . . . . . . . . . . . . . . . . . . . . .          $ 1,044,645           $ 1,146,065
                                                                -----------           -----------
                                                                -----------           -----------
LIABILITIES:
   Demand deposits:
      Noninterest-bearing  . . . . . . . . . . . . . .          $   114,167           $   115,809
      Interest-bearing . . . . . . . . . . . . . . . .               94,651               100,676
   Savings deposits  . . . . . . . . . . . . . . . . .              290,149               286,220
   Other time deposits . . . . . . . . . . . . . . . .              373,041               381,101
                                                                -----------           -----------
      Total deposits . . . . . . . . . . . . . . . . .              872,008               883,806
   Short-term borrowings . . . . . . . . . . . . . . .               28,625               111,245
   Notes payable . . . . . . . . . . . . . . . . . . .               24,250                20,750
   Other liabilities . . . . . . . . . . . . . . . . .               10,834                12,888
                                                                -----------           -----------
       Total liabilities . . . . . . . . . . . . . . .              935,717             1,028,689
                                                                -----------           -----------
STOCKHOLDERS' EQUITY:
   Common stock, $3.125 par . . . . . . . . . .  . . .               23,123                23,312
      20,000,000 shares authorized;
      shares issued and outstanding:
        3/31/99 - 7,399,343
      12/31/98 - 7,459,743
   Additional paid-in capital  .  . . . . . . . . . . .              38,638                38,638
   Retained earnings  . . . . . . . . . . . . . . . . .              42,131                43,407
   Unrealized gains in securities available for sale. .               5,036                12,019
                                                                -----------           -----------
      Total stockholders' equity  . . . . . . . . . . .             108,928               117,376
                                                                -----------           -----------
      Total . . . . . . . . . . . . . . . . . . . . . .         $ 1,044,645           $ 1,146,065
                                                                -----------           -----------
                                                                -----------           -----------

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


                                                                  FOR THE THREE MONTHS
           (IN THOUSANDS, EXCEPT PER SHARE DATA)                     ENDED MARCH 31
                                                               ------------------------
                                                                     1999          1998
                                                               ------------------------
INTEREST INCOME:
   Loans  . . . . . . . . . . . . . . . . . . . . . . . .      $   10,910    $   10,341
   Securities:
      Taxable . . . . . . . . . . . . . . . . . . . . . .           5,850         5,607
      Tax exempt  . . . . . . . . . . . . . . . . . . . .             346           360
   Interest-bearing deposits, Federal funds sold and other              3            52
                                                               ------------------------
      Interest income . . . . . . . . . . . . . . . . . .          17,109        16,360
                                                               ------------------------
INTEREST EXPENSE:
   Deposits:
      Interest-bearing demand . . . . . . . . . . . . . .             429           438
      Savings . . . . . . . . . . . . . . . . . . . . . .           1,963         2,080
      Other time  . . . . . . . . . . . . . . . . . . . .           4,956         5,313
   Short-term borrowings  . . . . . . . . . . . . . . . .             882           282
   Notes payable  . . . . . . . . . . . . . . . . . . . .             315           335
                                                               ------------------------
      Interest expense  . . . . . . . . . . . . . . . . .           8,545         8,448
                                                               ------------------------
   NET INTEREST INCOME  . . . . . . . . . . . . . . . . .           8,564         7,912
      Provision for loan losses . . . . . . . . . . . . .               0             0
                                                               ------------------------
         Net interest income after provision
           for loan losses . . . . . . . . . . . . . . .            8,564         7,912
                                                               ------------------------
OTHER INCOME:
   Banking services and other . . . . . . . . . . . . . .           1,299         1,592
   Trust services . . . . . . . . . . . . . . . . . . . .             685           681
   Net securities gains . . . . . . . . . . . . . . . . .           2,582         2,897
                                                               ------------------------
      Other income  . . . . . . . . . . . . . . . . . . .           4,566         5,170
                                                               ------------------------
OTHER EXPENSE:
   Salaries, profit sharing and other employee benefits .           3,901         3,563
   Occupancy  . . . . . . . . . . . . . . . . . . . . . .             854           703
   Amortization of goodwill and other intangible  . . . .             603           604
   Other operating expenses . . . . . . . . . . . . . . .           3,275         2,444
                                                               ------------------------
      Other expense . . . . . . . . . . . . . . . . . . .           8,633         7,314
                                                               ------------------------
Income before income taxes  . . . . . . . . . . . . . . .           4,497         5,768
   Provision for income taxes . . . . . . . . . . . . . .           2,476         1,918
                                                               ------------------------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . .      $    2,021    $    3,850
                                                               ------------------------
                                                               ------------------------
WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING (NOTE 2):
   BASIC  . . . . . . . . . . . . . . . . . . . . . . . .       7,424,574     7,507,190
   DILUTED  . . . . . . . . . . . . . . . . . . . . . . .       7,443,129     7,538,566
EARNINGS PER SHARE:
   BASIC  . . . . . . . . . . . . . . . . . . . . . . . .      $     0.27    $     0.51
   DILUTED  . . . . . . . . . . . . . . . . . . . . . . .      $     0.27    $     0.51

DIVIDENDS PER SHARE . . . . . . . . . . . . . . . . . . .      $     0.25    $     0.23

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


                                                                     FOR THE THREE MONTHS
                         (IN THOUSANDS)                                ENDED MARCH 31
                                                                  ------------------------
                                                                    1999            1998
                                                                  --------        --------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . .     $  2,021        $  3,850
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities  . . . . . . . . .       (8,000)          1,595
   Less:  reclassification adjustment for gains (losses)
      included in net income  . . . . . . . . . . . . . . . .       (2,582)         (2,897)
                                                                  --------        --------
   Net unrealized gains (losses) on securities  . . . . . . .      (10,582)         (1,302)
   Income tax expense (benefit) related to unrealized
      gains (losses) on securities  . . . . . . . . . . . . .       (3,598)            443
                                                                  --------        --------
Other comprehensive income (loss), net of tax . . . . . . . .       (6,984)           (859)
                                                                  --------        --------
COMPREHENSIVE INCOME  . . . . . . . . . . . . . . . . . . . .     ($ 4,963)       $  2,991
                                                                  --------        --------
                                                                  --------        --------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


                                                                             FOR THE THREE MONTHS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)                             ENDED MARCH 31
                                                                       -----------------------------
                                                                            1999              1998
                                                                       ---------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . .        $   2,021           $   3,850
   Adjustments to reconcile net income to net cash
      provided by (used for) operating activities:
      Depreciation  . . . . . . . . . . . . . . . . . . . . . .              463                 480
      Amortization of goodwill and other intangibles  . . . . .              603                 604
      Amortization of purchase accounting adjustments . . . . .               40                  37
      Discount accretion  . . . . . . . . . . . . . . . . . . .             (895)               (229)
      Premium amortization  . . . . . . . . . . . . . . . . . .               82                 100
      Provision for loan losses . . . . . . . . . . . . . . . .                0                   0
      Gain on sale of securities  . . . . . . . . . . . . . . .           (2,582)             (2,897)
      Decrease (increase) in interest receivable  . . . . . . .           (3,528)                742
      Decrease in interest payable  . . . . . . . . . . . . . .             (980)               (244)
      Increase in other assets  . . . . . . . . . . . . . . . .           (1,124)             (1,738)
      Increase in other liabilities . . . . . . . . . . . . . .            2,526               1,888
      Other, net  . . . . . . . . . . . . . . . . . . . . . . .               55                  30
                                                                       ---------          ----------
         Total adjustments  . . . . . . . . . . . . . . . . . .           (5,340)             (1,227)
      Net cash provided by (used for) operating activities  . .           (3,319)              2,623
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of securities . . . . . . . . . . . . . .           53,525             355,768
   Proceeds from maturities and paydowns of securities  . . . .          102,191                 320
   Purchase of securities . . . . . . . . . . . . . . . . . . .          (53,657)           (354,279)
   Net decrease in interest-bearing deposits  . . . . . . . . .               24                  86
   Net loan principal collected (advanced)  . . . . . . . . . .           (9,314)              1,877
   Premises and equipment expenditures  . . . . . . . . . . . .             (954)               (991)
                                                                       ---------          ----------
      Net cash provided by investing activities . . . . . . . .           91,815               2,781
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in total deposits  . . . . . . . . .          (11,799)             24,904
   Net decrease in short-term borrowings  . . . . . . . . . . .          (82,620)            (31,350)
   Proceeds from notes payable  . . . . . . . . . . . . . . . .            4,400               5,675
   Principal reductions of notes payable  . . . . . . . . . . .             (900)             (3,900)
   Issuance of common stock . . . . . . . . . . . . . . . . . .                0                  72
   Purchase and retirement of common stock  . . . . . . . . . .           (1,621)                  0
   Dividends paid . . . . . . . . . . . . . . . . . . . . . . .           (1,865)             (1,727)
                                                                       ---------          ----------
      Net cash used for financing activities  . . . . . . . . .          (94,405)             (6,326)
   Net decrease in cash and cash equivalents  . . . . . . . . .           (5,909)               (922)
   Cash and cash equivalents at beginning of period . . . . . .           31,422              33,903
                                                                       ---------          ----------
   Cash and cash equivalents at end of period . . . . . . . . .        $  25,513           $  32,981
                                                                       ---------          ----------
                                                                       ---------          ----------
CASH PAID DURING PERIOD FOR:
   Interest  . . . . . . . . . . . . . . . . . . . . . . . . . .       $   9,525           $   8,692
   Income taxes  . . . . . . . . . . . . . . . . . . . . . . . .             900                   0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


NOTE 1:  MERGER

        Pinnacle has entered into a definitive agreement of merger with Old Kent Financial Corporation ("Old Kent") of Grand Rapids, Michigan. The merger is intended to be structured as a pooling-of-interests for accounting purposes and as a tax-free exchange of shares. Pinnacle's shareholders will receive 5.4 million shares of Old Kent stock, using an exchange ratio of
0.717. The merger is subject to the customary approvals by Pinnacle's shareholders and by the regulatory authorities and is expected to be completed during the third quarter of 1999.

NOTE 2:  EARNINGS PER SHARE

        The following table shows the computation of shares outstanding for calculating earnings per share for the three months ended March 31, 1999 and 1998 under Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":

                                                      FOR THE THREE MONTHS
                                                         ENDED MARCH 31
                                                 ------------------------------
                                                    1999                 1998
                                                 ----------           ---------
   BASIC EARNINGS PER SHARE:
      Average common shares outstanding           7,424,574            7,507,190

   COMMON STOCK EQUIVALENTS:
      Stock options outstanding                     118,000               82,500
      Treasury stock method                         (99,445)             (51,124)
                                                 ----------           ----------
      Net                                            18,555               31,376
                                                 ----------           ----------
   DILUTED EARNINGS PER SHARE                     7,443,129            7,538,566
                                                 ----------           ----------
                                                 ----------           ----------

NOTE 3:  SEGMENT REPORTING

         As of December 31, 1998, Pinnacle adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires an enterprise to present segment information using the management approach. This approach requires segment information to be reported based on how management organizes segments within a company for making operating decisions and assessing performance.

         Pinnacle's banking subsidiaries consist of two operating segments:
Pinnacle Bank and Pinnacle Bank of the Quad-Cities. These segments meet the six criteria, as defined in SFAS No. 131, for aggregating similar segments. Management considers the nature of the products and services and geographic location in determining reportable segments. The Corporation measures segment information using the same accounting policies that it uses in the preparation of consolidated financial statements.

         The banking subsidiaries' interest revenue is derived from interest on loans, investment securities and interest-bearing deposits. The parent company's interest revenue is derived from interest on investment securities and equity and dividends from the banking subsidiaries. Transactions between the reportable segments are recorded on the reportable segments' financial statements and significant inter-segment accounts and transactions have been eliminated in the preparation of the consolidated financial statements. The inter-segment eliminations include revenues and dividends from the banking subsidiaries and certain interest income for bank accounts of the parent company held at the banking subsidiaries.

         The following tables show segment information for the three months ended March 31, 1999 and 1998.

                                                         FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                        -------------------------------------------------------------------------
                                           BANKING             PARENT           INTER-SEGMENT
                                        SUBSIDIARIES          COMPANY            ELIMINATIONS        CONSOLIDATED
                                        -------------------------------------------------------------------------
Interest income                          $   16,768          $    1,683           $   (1,342)          $   17,109
Interest expense                              8,234                 315                   (4)               8,545
Provision for loan loss                           0                   0                    0                    0
                                        -------------------------------------------------------------------------
   NET INTEREST INCOME                        8,534               1,368               (1,338)               8,564

OTHER INCOME
   Other income                               1,987                  26                  (29)               1,984
   Net securities gains                         814               1,768                    0                2,582
                                        -------------------------------------------------------------------------
                                              2,801               1,794                  (29)               4,566
OTHER EXPENSE
   Amortization of goodwill                     501                 102                    0                  603
   Depreciation                                 462                   1                    0                  463
   Other expense                              6,469               1,127                  (29)               7,567
                                        -------------------------------------------------------------------------
                                              7,432               1,230                  (29)               8,633

INCOME BEFORE INCOME TAXES                    3,903               1,932               (1,338)               4,497
   Provision for income taxes                 2,565                 (89)                   0                2,476
                                        -------------------------------------------------------------------------
NET INCOME                               $    1,338          $    2,021           $   (1,338)          $    2,021
                                        -------------------------------------------------------------------------
                                        -------------------------------------------------------------------------

SEGMENT ASSETS                           $  999,645          $  135,660           $  (90,660)          $1,044,645
EXPENDITURES FOR SEGMENT ASSETS                 954                   0                    0                  954

                                                         FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                        -------------------------------------------------------------------------
                                           BANKING             PARENT           INTER-SEGMENT
                                        SUBSIDIARIES           COMPANY           ELIMINATIONS        CONSOLIDATED
                                        -------------------------------------------------------------------------
Interest income                          $   16,132          $    4,395           $   (4,167)          $   16,360
Interest expense                              8,131                 335                  (18)               8,448
Provision for loan loss                           0                   0                    0                    0
                                        -------------------------------------------------------------------------
   NET INTEREST INCOME                        8,001               4,060               (4,149)               7,912

OTHER INCOME
   Other income                               2,263                  23                  (13)               2,273
   Net securities gains                       2,889                   8                    0                2,897
                                        -------------------------------------------------------------------------
                                              5,152                  31                  (13)               5,170
OTHER EXPENSE
   Amortization of goodwill                     502                 102                    0                  604
   Depreciation                                 479                   0                    0                  479
   Other expense                              5,928                 316                  (13)               6,231
                                        -------------------------------------------------------------------------
                                              6,909                 418                  (13)               7,314

INCOME BEFORE INCOME TAXES                    6,244               3,673               (4,149)               5,768
   Provision for income taxes                 2,095                (177)                   0                1,918
                                        -------------------------------------------------------------------------
NET INCOME                               $    4,149          $    3,850           $   (4,149)          $    3,850
                                        -------------------------------------------------------------------------
                                        -------------------------------------------------------------------------

SEGMENT ASSETS                           $  976,626          $  146,398           $  (90,190)          $1,032,834
EXPENDITURES FOR SEGMENT ASSETS                 991                   0                    0                  991

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                (Dollars in thousands, except per share amounts)

             NET INCOME - THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         Consolidated net income was $2,021, or $0.27 per share, on a diluted basis for the three months ended March 31, 1999 (the "first quarter"), a per share decrease of 47% from the $3,850, or $0.51 per share, earned in the first three months of 1998. The annualized return on average assets was 0.74% for the first three months of 1999 and 1.54% for the first three months of 1998. For each period, the return on average equity was 7.7% and 15.5%, respectively. Return on average assets and equity for the same periods, calculated using the effects of SFAS No. 115, would not be materially different.

         The primary factor for lower earnings was primarily the result of expenses related to Pinnacle's pending merger. On March 19, 1999, Pinnacle announced a definitive agreement for the merger of Pinnacle into Old Kent. Excluding the effect of expenses related to the pending merger, earnings for the first quarter of 1999 were approximately the same as the comparable quarter of 1998. Net interest income increased 8% as the result of a 9% increase in average earning assets, slightly impacted by a 4 basis point decline in the net interest margin to 3.49%. Other income declined 13% with a lower level of ancillary income, including a 1998 gain on a sale of fixed assets, contributing to the decrease. Other operating expense increased 18% as a result of the effect of expenses related to the proposed merger, including legal, accounting and investment banking fees. Without these items, other expense increased approximately 6%.

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

        During the first three months of 1999, Pinnacle's average earning assets were $1,002,071 compared to $918,136 from a year ago. The net interest margin for the first three months of 1999 was 3.49%, down from 3.53% of the same period a year ago. Net interest income on a fully taxable equivalent basis was $8,754 for the first three months of 1999, or 8% higher than the comparable period in 1998. Actual net interest income increased 8% as a result of the increase in earning assets.

         The yield earned on total earning assets was 6.91% for the first three months of 1999 compared to 7.21% for the same period of 1998. The rate earned on interest-bearing deposits and Federal funds sold decreased 35 basis points. The rate earned on taxable securities decreased 39 basis points. Both rate drops were due primarily to the general decline in rates in the marketplace on a year to year basis. Offsetting the decrease in the rate earned on taxable securities was the increase of $46,562 in average volume. This increase was due to the purchase in the last quarter of 1998 of an agency-backed CMO and a FNMA discount note. The yield earned on nontaxable securities increased 21 basis points and the average volume decreased 5%. The rate earned on loans decreased 21 basis points, offset by the increase in average loan volume of $42,128. The increase in average loans was primarily due to the increase in commercial loans which increased 33%, or $37,850. Consumer loans increased 11%, or $7,045. Real estate loans, however, decreased 1%, or $2,767. Rates generally dropped in all categories of loans, with the largest decrease on a quarter-to-quarter basis being commercial and consumer. A large portion of those loans are tied to prime which dropped 50 basis points from the first quarter of 1998.

         The average cost of interest-bearing liabilities decreased 30 basis points to 3.98% from 4.28% paid in the first three months of 1998. The average rate paid on interest-bearing demand deposits decreased 11 basis points while rates paid on savings deposits decreased 27 basis points and rates paid on money market deposits decreased 12 basis points. These drops were made as a result of management's decision to lower rates on certain products as general market rates declined. The largest decrease was in rates paid on other time deposits, which decreased 39 basis points. Average volume on interest-bearing demand deposits increased $3,878 and the average volume in savings deposits increased slightly, or less than 1%. Money market deposits increased $4,791. Other time deposits remained relatively stable, increasing $748. In the first quarter of 1998, coinciding with the opening of a new branch, a 14-month higher rate time deposit was offered. This promotion brought in approximately $39 million in new deposits. These deposits began maturing in the first quarter of 1999 and run-off to date has approximated $7 million. Pinnacle anticipates that the average balance in time deposits, particularly this category, will continue to decrease in the second quarter of 1999, those reducing the average balance in this category.

         Rates paid on short-term borrowings decreased 118 basis points, while the average balance increased $52,506. The increase in the average balance related to a repurchase agreement used to fund the purchase of a FNMA discount note in the last quarter of 1998, as well as funding the significant growth in the loan portfolio. The average rate paid on Pinnacle's notes payable decreased 147 basis points due to the decrease in the underlying rates to which the notes payable were tied. The average balance increased $3,619.

        A detailed Analysis of Net Interest Income for the three month periods ended March 31, 1999 and 1998 is included on Page 16.

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

         There was no provision for loan losses in the first three months of 1999, as well as no provision for the first three months of 1998. Pinnacle had net recoveries of $244 in the first three months of 1999 compared to net charge-offs of $382 in 1998. Pinnacle did not record a provision for loan losses due to several factors, including the level of allowance for possible loan losses to total loans; management's assessment of the overall adequacy of the allowance for loan losses as well as the high level of real estate secured loans within the portfolio. Insignificant losses have been recorded on real estate secured loans in the last three years.

        Total nonperforming assets totaled $4,962, down $972 from a total of $5,934 at December 31, 1998. Nonperforming assets consisted of $2,019 in nonaccrual loans, $2,163 in loans past due greater than 90 days and still accruing, $482 in restructured loans, and $298 in other real estate owned. The investment in impaired loans at quarter end includes all nonaccrual loans over $100 and restructured loans. All are included in the above non-performing asset numbers.

        Pinnacle maintains a system of review of the credit quality of the loan portfolio, including the use of an independent credit review system as well as an internal "Watch List" to identify potential problem loans. Currently, there are approximately $4,491 in potential problem loans which are identified through that review process that are not considered nonperforming and are not included in totals above.

NON-INTEREST INCOME AND EXPENSE

        The major components of Pinnacle's non-interest income consist of service charges on deposit accounts and other banking income, trust fees and net gains or losses on the sale of securities. Fees on banking services and other income decreased $293, primarily due to decreased service charge income. Trust fees increased 1% on a period-to-period basis. Total trust assets under management amounted to $371,000, or a 12% increase of a year ago.

        Net gains on the sale of securities, on a pre-tax basis, were $2,582 in the first three months of 1999 compared to net gains of $2,897, in the same period of 1998. Sales of Pinnacle's U. S. Government securities portfolio accounted for $814 of the total gain and $1,768 related to sales in the equity investment portfolio.

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

        Management has always viewed the gains recorded on this program as closely related to its net interest income as opposed to one-time security gains or losses. Accordingly, since implementation of the program, the yield on Pinnacle's U. S. Government portfolio has outperformed the U. S. Treasury yield by 24 basis points and by including the net gains since inception of the program, the total yield is 118 basis points higher than the same Index. Management continues to enhance the yield of the portfolio with interest income received through the use of a master repurchase agreement where approximately $50 million of the term portfolio was loaned to an unaffiliated broker and collateralized in return by similar securities.

        Security sales were taken in the equity investment portfolio to reallocate portfolio funds based on management's assessment of the financial performance of certain issues as well as market conditions as it related to those issues.

        Non-interest expense increased 18% for the first three months of 1999 compared to the same period last year, with expenses related to the pending merger contributing significantly to the increase. Employee compensation and benefits increased 9% with the majority of the increase resulting from normal raises as well as a higher number of lending personnel at certain of Pinnacle's banking centers. Occupancy expense increased 21%, primarily due to the opening of two new banking centers and a new operations center in the first and second quarter of 1998. Other operating expenses increased 34%, with all, or $880, of the increase relating to merger expenses, including investment banker fees and accounting and legal related services. Absent the effect of these expenses, other operating expenses would have declined 2%.

INCOME TAXES

        Pinnacle's Federal income tax return is prepared on a consolidated basis including the accounts of its subsidiary banks. The provision for income taxes was $2,476 for the first three months of 1999 compared with $1,918 for the first three months of 1998. An additional valuation allowance was established against certain deferred state tax assets. In reviewing Pinnacle's tax situation as it relates to its $38 million state tax carryforward and the pending merger, it was determined that valuation allowance was necessary for $617 of the carryforward which had been recognized and recorded as a deferred tax asset in 1994. This valuation reserve, along with any other tax valuation reserve, is continually reviewed by management to determine if the realization potential of certain tax assets are more likely than not.

                             CASH EARNINGS PER SHARE

        All of Pinnacle's acquisitions have been made with both the issuance of stock and cash or cash only and, as a result, the purchase method of accounting was utilized. This method creates goodwill or the difference between the fair value of assets purchased and the historical cost of those assets. Goodwill is being amortized as a non-cash reduction of net income over time periods from 10 to 20 years. If pooling of interest method of accounting had been used, no goodwill would have been created and no reduction in net income would have been made for the amortization. The following outlines Pinnacle's cash earnings, earnings per share and related ratios for the quarter ended March 31, 1999 and 1998:

                                                         FOR THE QUARTER ENDED
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        MARCH 31
                                                        -------------------------
                                                             1999         1998
                                                         ----------    ----------
               Net income............................... $    2,021    $    3,850
               Goodwill amortization....................        603           604
                                                         ----------    ----------
               Cash net income.......................... $    2,624    $    4,454
                                                         ----------    ----------
                                                         ----------    ----------
               Cash EPS - diluted....................... $     0.35    $     0.59

               CASH ROA:
               Average assets........................... $1,086,902    $1,002,752
               Average goodwill.........................     20,414        22,794
                                                         ----------    ----------
               Average tangible assets.................. $1,066,488    $  979,958
                                                         ----------    ----------
                                                         ----------    ----------
               Cash ROA.................................      0.98%         1.82%

               CASH ROE:
               Average equity........................... $  104,657    $   99,149
               Average goodwill.........................     20,414        22,794
                                                         ----------    ----------
               Average tangible equity.................. $   84,243    $   76,355
                                                         ----------    ----------
                                                         ----------    ----------
               Cash ROE.................................      12.5%         23.3%

                                  BALANCE SHEET

        Total consolidated assets were $1,044,645 at March 31, 1999, or a 9% drop from year-end 1998.

        Total securities were $410,987 at March 31, 1999 and consisted of U.
S. Government securities amounting to $306,207, mortgage-backed securities and CMO's of $39,946, state and municipal bonds of $19,419, and corporate and other securities of $45,415. The total securities outstanding at March 31, 1999, was down 21% from year-end 1998. Included in year-end 1998 balances was a FNMA discount note which was purchased in the fourth quarter of 1998 leveraged with a repurchase agreement. Both instruments matured in February, 1999.

        U. S. Government securities amounted to $306,207, or 29% of assets at March 31, 1999. The average maturity of these securities was approximately 32 months. Certain U. S. Government securities are part of Pinnacle's term taxable securities strategy which has been designed to manage Pinnacle's interest rate risk and to take advantage of the slope in the yield curve. The decision to undertake intermittent sales of these securities is based on management's assessment of economic conditions. For example, management will undertake sales of securities based on the slope of the yield curve and its determination that the reinvestment of the proceeds into a longer or shorter term security is an acceptable alternative given management's assessment of interest rate risk. At March 31, 1999, U. S. Government securities had gross unrealized gains of $3,104 and gross unrealized losses of $(510).

        Other securities held by Pinnacle, amounting to $104,780 at March 31, 1999, consisted of mortgage-backed, CMO's, state and municipal, and corporate and equity securities. At quarter end, these securities had gross unrealized gains of $7,588 and gross unrealized losses of $(2,506) on a pre-tax basis. At quarter end, the equity portfolio of the parent company had appreciation of $3,102. Currently, Pinnacle is not using derivative products for hedging or other purposes.

        Loans are Pinnacle's most significant balance sheet asset. Total loans amounted to $550,938 at March 31, 1999, up 2% from year-end 1998. Total loans increased $9,582, with the majority of the growth in the commercial loan portfolio which increased $10 million. At March 31, 1999, 28% of the loans were commercial, real estate loans amounted to 59%, and installment loans were 13% of the portfolio. Pinnacle's loan to asset ratio was 53% at March 31, 1999.

        Goodwill and other intangibles amounted to $20,057, or 18% of stockholders' equity, at March 31, 1999.

        Total deposits were $872,008 at March 31, 1999, or 1% lower than year-end 1998. The decrease in deposits was primarily in other time deposits of $8,060. In the first quarter of 1998, Pinnacle promoted a 14-month time deposit as part of its marketing plan and coinciding with the opening of a new branch. These time deposits began maturing in the first quarter of 1999. To date, the decrease in this category of other time deposits has been approximately $7 million. At March 31, 1999, the percentage of total deposits for each category were: Noninterest-bearing deposits, 13%; interest-bearing demand deposits, 11%; savings accounts (including money market accounts), 33%; and other time deposits, 43%.

                                CAPITAL RESOURCES

        Total stockholders' equity of Pinnacle was $108,928 at March 31, 1999 and $117,376 at December 31, 1998. The ratio of equity to assets was 10.4% and 10.2% at each period end, respectively.

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

        The following table provides an analysis of the minimum capital requirements (as defined), ratios and the excess over the minimum which Pinnacle holds as capital as of March 31, 1999 (in thousands, except percentages).

                         MINIMUM     MINIMUM                          EXCESS
                         REQUIRED   REQUIRED    ACTUAL     ACTUAL      OVER
                          RATIO      AMOUNT      RATIO     AMOUNT    MINIMUM
                        -----------------------------------------------------
Leverage Capital          4.00%     $40,984      8.18%     $83,835    $42,851
Risk-based Capital:
  Tier One                4.00       22,057      15.20      83,835     61,778
  Total (Tier Two)        8.00       44,114      16.45      90,731     46,617

        At December 31, 1998, Pinnacle's total risk-based capital ratio was 16.36%.

        In addition, each of Pinnacle's subsidiary banks must meet similar minimum capital requirements as prescribed by Federal and state banking regulatory authorities. At March 31, 1999, Pinnacle and each of its subsidiary banks were in compliance with the current capital guidelines and are considered "well-capitalized" under regulatory standards.

        Book value per share was $14.72 at March 31, 1999 compared to $15.73 at December 31, 1998. Dividends amounting to $0.25 per share were paid in the first three months of 1999. Tangible book value (stockholders' equity less goodwill) was $12.01 at March 31, 1999 compared to $12.97 at December 31, 1998.

                            LIQUIDITY AND MARKET RISK

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

        Pinnacle's cash flows are comprised of three general types. Cash flows from operating activities are primarily Pinnacle's net income. Cash flows from investing activities consist of loans made to and collected from customers; and purchases, sales and maturities of securities available for sale. Cash flows from financing activities are determined by Pinnacle's deposit base and from Pinnacle's ability to borrow and repay debt and issue or repurchase stock. For the three months ended March 31, 1999, cash flows were generated from a $102,059 decrease in securities and a $3,500 increase in notes payable. Cash flow uses and needs included a net increase in loans of $9,314; a net decrease in deposits of $11,799; a decrease in short-term borrowings of $82,620; $1,865 to pay dividends; and $954 net fixed asset expenditures. Pinnacle's net cash position decreased $5,909 with Federal funds decreasing $500 and cash and due from banks decreasing $5,409.

        Pinnacle's subsidiary banks have a relatively stable base of deposits and flexible short-term borrowing arrangements and any increased loan demand can be sufficiently funded without a material change in its balance sheet. Reductions of debt would be made from Pinnacle's earnings or sale of equity investment securities.

        Market risk at Pinnacle consists primarily of interest rate risk and, to some extent, market price risk. No significant changes have occurred at Pinnacle in the interest rate or market price risk, except as noted in the decrease in the unrealized gain on available-for-sale securities from year-end 1998.

        At March 31, 1999, Pinnacle had a line of credit of $35,000 with an unaffiliated bank from which $24,250 had been drawn. The outstanding balance relates to acquisitions, equity purchases and other corporate needs, and is secured by the stock of Pinnacle's subsidiary banks.

        Regulatory requirements exist which influence Pinnacle's liquidity and cash flow needs. These requirements include the maintenance of satisfactory capital ratios on a consolidated and subsidiary bank basis, restrictions on the amount of dividends which a subsidiary bank may pay and reserve requirements with the Federal Reserve Bank. Based on these restrictions, at April 1, 1999, bank subsidiaries could have declared approximately $1,894 in dividends without requesting approval of the applicable Federal or State regulatory agency. In addition, Pinnacle has made loan commitments which could result in increased cash flow requirements for loans. Management is of the opinion that these regulatory requirements and loan commitments will not have a significant impact on the liquidity of Pinnacle. Management is not aware of any known trends, events or uncertainties that will have, or that are reasonably likely to have, a material effect on Pinnacle except the merger with Old Kent.

                                    YEAR 2000

        The paragraphs of this section constitute a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act (Pub. L. No. 105-271). Pinnacle faces risks associated with the Year 2000 date change as it relates to the readiness of its major data processing provider, other critical vendor suppliers, and its large commercial customers.

        Pinnacle's Year 2000 task force has continued its oversight utilizing an approach outlined by the Federal Financial Institution Examination Council (FFIEC), supplemented by correspondence guidance from its primary regulators and internal auditors. Pinnacle continues to meet all deadlines recommended by the FFIEC. Proxy testing has been performed by Pinnacle's major data processor and Pinnacle has participated directly in certain of the proxy tests. No problems were noted in the proxy testing which could significantly disrupt processing for customers and backroom operations at Pinnacle.

        Contingency planning and testing continues for any issues noted with significant vendors. Pinnacle cannot guarantee that computer failure of certain vendors (utilities and phone companies) would not disrupt Pinnacle's operations. The severity of the disruption would depend on the nature and duration of that vendor's failure. Costs cannot be estimated at this time on what the effect on the financial position of Pinnacle would be if there were a significant utility disruption or failure.

        Pinnacle continues to assess its large commercial customers as to their Year 2000 readiness. It is unknown what impact a high risk customer's inability to repay its bank obligations will have on the adequacy of Pinnacle's allowance for loan losses or its financial position. Liquidity availability and requirements are being assessed and monitored on an ongoing basis in keeping with the safe and sound management of the subsidiary banks.

        If the merger of Pinnacle and Old Kent is completed in the expected time frame, Pinnacle's data processing will be converted to the Old Kent system prior to year-end 1999. According to disclosure by Old Kent, as of December 31, 1998, Old Kent was fully compliant on all mission critical computer systems and 75% compliant on non-critical applications. Old Kent management expects to be fully compliant on non-critical applications by mid-year 1999. Pinnacle will work with Old Kent to integrate their Year 2000 programs and believes both Pinnacle and Old Kent are taking reasonable steps to address and remediate Year 2000 issues. However, neither Pinnacle nor Old Kent can make any representation that all of its systems, especially those of significant third parties, will be Year 2000 compliant or that it will not be adversely affected by Year 2000 issues.

                           FORWARD-LOOKING INFORMATION

        Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations relate to Pinnacle's expectations as to future events regarding such items as the adequacy of the allowance for loan losses, changes in economic conditions including interest rates, management's ability to manage interest rate, liquidity and credit risks, impact on operations and credit losses as it relates to the Year 2000 issue and issues relating to the merger into Old Kent. Such statements are not statements of historical fact, but are forward-looking statements. Assessments concerning Year 2000 readiness are based, in part, on information provided by vendors and others and have not necessarily been independently verified. Pinnacle believes the assumptions on which these forward-looking statements are founded are reasonable, based on management's knowledge of its business and operations. There is no assurance the assumptions will prove to have been correct.

ANALYSIS OF NET INTEREST INCOME
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES

                                                           THREE MONTHS ENDED                          THREE MONTHS ENDED
                (DOLLARS IN THOUSANDS)                       MARCH 31, 1999                               MARCH 31, 1998
                                                          -------------------------------     ------------------------------------
                                                           AVERAGE                                 AVERAGE
                                                           BALANCE      INTEREST     RATE          BALANCE      INTEREST    RATE
                                                          -------------------------------     ------------------------------------
ASSETS:
   Interest-earning assets:
      Interest-bearing deposits and
         Federal funds sold  . . . . . . . . . . . . .    $       248  $       3      4.84%      $   4,086      $     52     5.19%
      Taxable securities  . . . . . . . . . . . . . .         437,342      5,850      5.35         390,780         5,607     5.74
      Nontaxable securities  . . . . . . . . . . . . .         16,941        526     12.42          17,858           545    12.21
      Loans  . . . . . . . . . . . . . . . . . . . .          547,540     10,920      7.98         505,412        10,354     8.19
                                                          -------------------------------     ------------------------------------
         Total interest-earning assets  . . . . . . .       1,002,071     17,299      6.91         918,136        16,558     7.21
   Noninterest-earning assets:
      Cash and due from banks  . . . . . . . . . . .           27,360                               26,840
      Allowance for loan losses  . . . . . . . . . .           (7,104)                              (7,506)
      Other assets  . . . . . . . . . . . . . . . . .          64,575                               65,282
                                                          -----------                        -------------
         Total assets  . . . . . . . . . . . . . . . .    $ 1,086,902                        $   1,002,752
                                                          -----------                        -------------
                                                          -----------                        -------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Interest-bearing liabilities:
      Interest-bearing demand deposits  . . . . . . .     $    96,699  $     430      1.78%      $  92,821      $    438     1.89%
      Savings deposits  . . . . . . . . . . . . . . .         239,677      1,564      2.61         237,420         1,708     2.88
      Money market deposits  . . . . . . . . . . . .           47,879        399      3.33          43,088           372     3.45
      Other time deposits  . . . . . . . . . . . . .          380,254      4,956      5.21         379,506         5,313     5.60
      Short-term borrowings  . . . . . . . . . . . .           70,820        882      4.98          18,314           282     6.16
      Notes payable  . . . . . . . . . . . . . . . .           22,880        314      5.49          19,261           335     6.96
                                                          -------------------------------     ------------------------------------
         Total interest-bearing liabilities  . . . .          858,209      8,545      3.98         790,410         8,448     4.28
   Noninterest-bearing liabilities:
      Demand deposits  . . . . . . . . . . . . . . .          113,508                              103,618
      Other liabilities  . . . . . . . . . . . . . .           10,528                                9,575
      Stockholders' equity  . . . . . . . . . . . . .         104,657                               99,149
                                                          -----------                        -------------
         Total liabilities and
            stockholders' equity  . . . . . . . . . .     $ 1,086,902                          $ 1,002,752
                                                          -----------                        -------------
                                                          -----------                        -------------
Net interest income and margin  . . . . . . . . . . .                  $   8,754      3.49%                    $   8,110     3.53%
                                                                       --------------------                    -------------------
                                                                       --------------------                    -------------------

Interest income is adjusted to taxable equivalents for the tax-exempt assets based upon a Federal income tax rate of 34% for 1999 and 1998. The fully taxable equivalent adjustment to interest income for the three months ended March 31, 1999 and 1998 were $190 and $198, respectively. The average balance on nonaccrual loans is included in the total loans category. The average balances do not include the effect of SFAS No. 115.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      The following exhibits are filed as part of this Form 10-Q.

          Exhibit / Description No.
              Under Item 601 of                              Exhibit
               Regulation S-K                              Description
          -------------------------          ---------------------------------------
                     20                      Report furnished to securities holders.
                                             First Quarter Report.

                     27                      Financial Data Schedule.


        (b) Reports on Form 8-K.

               None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned thereunto duly authorized.


                               PINNACLE BANC GROUP, INC.




Dated:  May 3, 1999            By:  /s/ John J. Gleason, Jr.
                                    ------------------------
                                    John J. Gleason, Jr.
                                    Director, Vice Chairman and
                                    Chief Executive Officer



                               By:  /s/ Sara J. Mikuta
                                   -------------------
                                    Sara J. Mikuta
                                    Chief Financial Officer
                                    and Treasurer

                  ---------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  ---------------------------------------------


                                    EXHIBITS
                                       TO
                                    FORM 10-Q

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  ---------------------------------------------


                            PINNACLE BANC GROUP, INC.

             (Exact name of registrant as specified in its charter)

                  ---------------------------------------------