Form 10-Q
period 1999-06-30
PINNACLE BANC GROUP INC
filed 1999-08-13
CIK 827085

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 30, 1999 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to
     __________________

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

          -------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes  [ X ]    No  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:      As of August 10, 1999, the registrant
                                           had 7,399,343 shares outstanding
                                           of common stock, $3.125 par value.

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Presented on the following pages are the unaudited consolidated balance sheets of Pinnacle Banc Group, Inc. and subsidiaries ("Pinnacle") for June 30, 1999 and December 31, 1998, and the related unaudited consolidated statements of income, comprehensive income and cash flows for the three and six month periods ended June 30, 1999 and 1998.

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

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES

         (IN THOUSANDS, EXCEPT PER SHARE DATA)             JUNE 30          DECEMBER 31
                                                        ------------        ------------
                                                            1999                1998
                                                        ------------        ------------
ASSETS:
  Cash and due from banks                                   $27,868             $30,922
  Federal funds sold                                              0                 500
                                                        ------------        ------------
      Total cash and cash equivalents                        27,868              31,422

   Interest-bearing deposits                                     25                 101
   Securities:
      Available for sale                                    364,791             520,237
      (amortized cost:  6/30/99 - $365,042
                       12/31/98 - $501,889
   Loans, net of unearned discount                          556,174             541,356
      Less:  Allowance for loan losses                       (6,993)             (6,935)
                                                        ------------        ------------
      Net loans                                             549,181             534,421
   Premises and equipment                                    20,984              20,917
   Goodwill                                                  19,453              20,660
   Other assets                                              23,052              18,307
                                                        ------------        ------------
      Total                                              $1,005,354          $1,146,065
                                                        ============        ============

LIABILITIES:
   Demand deposits:
      Noninterest-bearing                                  $117,259            $115,809
      Interest-bearing                                       98,991             100,676
   Savings deposits                                         290,829             286,220
   Other time deposits                                      353,644             381,101
                                                        ------------        ------------
      Total deposits                                        860,723             883,806

   Short-term borrowings                                     29,625             111,245
   Notes payable                                                  0              20,750
   Other liabilities                                         11,084              12,888
                                                        ------------        ------------
       Total liabilities                                    901,432           1,028,689

STOCKHOLDERS' EQUITY:
   Common stock, $3.125 par                                  23,123              23,312
      20,000,000 shares authorized;
      shares issued and outstanding:
       6/30/99 - 7,399,343
      12/31/98 - 7,459,743
   Additional paid-in capital                                38,638              38,638
   Retained earnings                                         42,355              43,407
   Unrealized gains (losses) in securities
      available for sale                                       (194)             12,019
                                                        ------------        ------------
      Total stockholders' equity                            103,922             117,376
                                                        ------------        ------------
      Total                                              $1,005,354          $1,146,065
                                                        ============        ============

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES

                                                        FOR THE THREE MONTHS        FOR THE SIX MONTHS
         (IN THOUSANDS, EXCEPT PER SHARE DATA)             ENDED JUNE 30              ENDED JUNE 30
                                                        --------------------       --------------------
                                                           1999       1998            1999       1998
                                                        --------------------       --------------------
INTEREST INCOME:
   Loans                                                  $10,867    $10,457         $21,777    $20,797
   Securities:
      Taxable                                               5,207      5,591          11,057     11,198
      Tax exempt                                              341        343             687        703
   Interest-bearing deposits, Federal funds
      sold and other                                            2        140               5        193
                                                        ---------------------      ---------------------
      Interest income                                      16,417     16,531          33,526     32,891
INTEREST EXPENSE:
   Deposits:
      Interest-bearing demand                                 441        464             870        903
      Savings                                               2,012      2,135           3,975      4,215
      Other time                                            4,508      5,489           9,464     10,802
   Short-term borrowings                                      491        102           1,373        383
   Notes payable                                              296        351             611        686
                                                        ---------------------      ---------------------
      Interest expense                                      7,748      8,541          16,293     16,989
                                                        ---------------------      ---------------------
   Net Interest Income                                      8,669      7,990          17,233     15,902
      Provision for loan losses                                 0          0               0          0
                                                        ---------------------      ---------------------
         Net interest income after provision
           for loan losses                                  8,669      7,990          17,233     15,902
OTHER INCOME:
   Banking services and other                               1,359      1,362           2,658      2,870
   Trust services                                             692        686           1,377      1,366
    PMSR income                                                85        134              85        219
   Net securities gains                                     5,024      2,278           7,606      5,176
                                                        ---------------------      ---------------------
      Other income                                          7,160      4,460          11,726      9,631
OTHER EXPENSE:
   Salaries, profit sharing and other employee benefits     3,769      3,634           7,670      7,197
   Occupancy                                                  830        763           1,684      1,466
   Amortization of goodwill and other intangibles             603        604           1,206      1,208
   Other operating expenses                                 5,950      2,545           9,225      4,990
                                                        ---------------------      ---------------------
      Other expense                                        11,152      7,546          19,785     14,861
                                                        ---------------------      ---------------------
Income before income taxes                                  4,677      4,904           9,174     10,672
   Provision for income taxes                               2,604      1,625           5,080      3,543
                                                        ---------------------      ---------------------
NET INCOME                                                 $2,073     $3,279          $4,094     $7,129
                                                        =====================      =====================
WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING:
   BASIC                                                7,399,343  7,507,523       7,411,889  7,507,356
   DILUTED                                              7,431,690  7,541,399       7,437,854  7,540,013
EARNINGS PER SHARE:
   BASIC                                                    $0.28      $0.44           $0.55      $0.95
   DILUTED                                                  $0.28      $0.44           $0.55      $0.95
DIVIDENDS PER SHARE                                         $0.25      $0.23           $0.50      $0.46

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES

                                                        FOR THE THREE MONTHS        FOR THE SIX MONTHS
                     (IN THOUSANDS)                         ENDED JUNE 30              ENDED JUNE 30
                                                        --------------------       ---------------------
                                                           1999       1998            1999       1998
                                                        --------------------       ---------------------
Net income                                                 $2,073     $3,279          $4,094      $7,129
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities                 (2,902)      (804)        (10,903)        792
   Less:  reclassification adjustment for losses
      included in net income                               (5,024)    (2,278)         (7,606)     (5,176)
                                                        ----------  ---------      ----------  ----------
   Net unrealized losses on securities                     (7,926)    (3,082)        (18,509)     (4,384)
   Income tax benefit related to unrealized losses
      on securities                                        (2,695)    (1,047)         (6,296)     (1,490)
                                                        ----------  ---------      ----------  ----------
Other comprehensive income, net of tax                     (5,231)    (2,035)        (12,213)     (2,894)
                                                        ----------  ---------      ----------  ----------
Comprehensive income                                      ($3,158)    $1,244         ($8,119)     $4,235
                                                        ==========  =========      ==========  ==========

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES

                                                                       FOR THE SIX MONTHS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)                      ENDED JUNE 30
                                                                    ---------------------------
                                                                       1999             1998
                                                                    ----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $4,094           $7,129
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                        919              976
      Amortization of goodwill and other intangibles                    1,206            1,208
      Amortization of purchase accounting adjustments                      81               31
      Discount accretion                                               (1,136)            (430)
      Premium amortization                                                160              150
      Provision for loan losses                                             0                0
      Gain on sale of securities                                       (7,606)          (5,176)
      (Increase) decrease in interest receivable                         (830)              49
      (Decrease) increase in interest payable                          (1,381)             267
      Increase in other assets                                         (2,395)          (5,169)
      Increase in other liabilities                                     5,958            1,054
      Other, net                                                         (131)            (299)
                                                                    ----------     ------------
         Total adjustments                                             (5,155)          (7,339)
      Net cash used for operating activities                           (1,061)            (210)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of securities                                    93,873          712,355
   Proceeds from maturities and paydowns of securities                105,294            5,704
   Purchase of securities                                             (53,657)        (708,963)
   Net decrease in interest-bearing deposits                               76              126
   Net loan principal collected (advanced)                            (14,810)             424
   Premises and equipment expenditures                                 (1,067)          (2,991)
                                                                    ----------     ------------
      Net cash provided by investing activities                       129,709            6,655
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in total deposits                          (24,496)          29,061
   Net decrease in short-term borrowings                              (81,620)         (30,500)
   Proceeds from notes payable                                          5,800           10,925
   Principal reductions of notes payable                              (26,550)         (15,025)
   Issuance of common stock                                                 0               72
   Purchase and retirement of common stock                             (1,621)               0
   Dividends paid                                                      (3,715)          (3,453)
                                                                    ----------     ------------
      Net cash used for financing activities                         (132,202)          (8,920)
   Net decrease in cash and cash equivalents                           (3,554)          (2,475)
   Cash and cash equivalents at beginning of period                    31,422           33,903
                                                                    ----------     ------------
   Cash and cash equivalents at end of period                         $27,868          $31,428
                                                                    ==========     ============

CASH PAID DURING PERIOD FOR:
   Interest                                                           $17,675          $16,722
   Income taxes                                                         4,802            1,861

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES


NOTE 1:  MERGER

         Pinnacle has entered into a definitive agreement of merger with Old Kent Financial Corporation ("Old Kent") of Grand Rapids, Michigan. The merger is intended to be structured as a pooling-of-interests for accounting purposes and as a tax-free exchange of shares. Pinnacle's shareholders will receive 5.7 million shares of Old Kent stock, using an exchange ratio of 0.75285, adjusted to give effect to a 5% stock dividend payable July 19, 1999 to Old Kent shareholders of record as of June 29, 1999. The merger is subject to the customary approvals by Pinnacle's shareholders and by the regulatory authorities and is expected to be completed on September 3, 1999.

NOTE 2:  EARNINGS PER SHARE:

        The following table shows the computation of shares outstanding for calculating earnings per share for the three and six months ended June 30, 1999 and 1998 under Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":

                                              FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                  ENDED JUNE 30               ENDED JUNE 30
                                            -----------------------     ------------------------
                                               1999          1998          1999          1998
                                            ----------    ---------     ----------    ----------
BASIC EARNINGS PER SHARE:
   Average common shares outstanding        7,399,343     7,507,523     7,411,889     7,507,356

COMMON STOCK EQUIVALENTS:
   Stock options outstanding                  118,000        82,500       118,000        82,500

   Treasury stock method                      (85,653)      (48,624)      (92,035)      (49,843)
                                            ----------    ----------    ----------    ----------
   Net                                         32,347        33,876        25,965        32,657
                                            ----------    ----------    ----------    ----------
DILUTED EARNINGS PER SHARE                  7,431,690     7,541,399     7,437,854     7,540,013
                                            ==========    ==========    ==========    ==========


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

                                          FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                   ------------------------------------------------------
                                      BANKING        PARENT    INTERSEGMENT
                                   SUBSIDIARIES     COMPANY    ELIMINATIONS  CONSOLIDATED
                                   ------------------------------------------------------
Interest income                      $16,050        $1,773       $(1,406)       $16,417
Interest expense                       7,478           296           (26)         7,748
Provision for loan losses                  0             0             0              0
                                   ------------------------------------------------------
   NET INTEREST INCOME                 8,572         1,477        (1,380)         8,669

OTHER INCOME
   Other income                        2,133             4            (1)         2,136
   Net securities gains                  (12)        5,036             0          5,024
                                   ------------------------------------------------------
                                       2,121         5,040            (1)         7,160
OTHER EXPENSE
   Amortization of goodwill              500           103             0            603
   Depreciation                          454             0             0            454
   Other expense                       7,739         2,357            (1)        10,095
                                   ------------------------------------------------------
                                       8,693         2,460            (1)        11,152

INCOME BEFORE INCOME TAXES             2,000         4,057        (1,380)         4,677
   Provision for income taxes            620         1,984             0          2,604
                                   ------------------------------------------------------

NET INCOME                            $1,380        $2,073       $(1,380)        $2,073
                                   =======================================================

SEGMENT ASSETS                      $997,369      $107,468      $(99,483)    $1,005,354
EXPENDITURES FOR SEGMENT ASSETS          113             0             0            113

                                          FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                   ------------------------------------------------------
                                      BANKING        PARENT    INTERSEGMENT
                                   SUBSIDIARIES     COMPANY    ELIMINATIONS  CONSOLIDATED
                                   ------------------------------------------------------
Interest income                      $16,269          $424         $(162)       $16,531
Interest expense                       8,193           351            (3)         8,541
Provision for loan losses                  0             0             0              0
                                   ------------------------------------------------------
   NET INTEREST INCOME                 8,076            73          (159)         7,990

OTHER INCOME
   Other income                        2,192             3           (13)         2,182
   Net securities gains               (2,958)        5,236             0          2,278
                                   ------------------------------------------------------
                                        (766)        5,239           (13)         4,460
OTHER EXPENSE
   Amortization of goodwill              501           103             0            604
   Depreciation                          493             1             0            494
   Other expense                       6,152           309           (13)         6,448
                                   ------------------------------------------------------
                                       7,146           413           (13)         7,546

INCOME BEFORE INCOME TAXES               164         4,899          (159)         4,904
   Provision for income taxes              6         1,619             0          1,625
                                   ------------------------------------------------------

NET INCOME                              $158        $3,280         $(159)        $3,279
                                   ======================================================

SEGMENT ASSETS                      $980,679      $140,154      $(90,882)    $1,029,951
EXPENDITURES FOR SEGMENT ASSETS        1,999             0             0          1,999

                                            FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   ------------------------------------------------------
                                      BANKING        PARENT    INTERSEGMENT
                                   SUBSIDIARIES     COMPANY    ELIMINATIONS  CONSOLIDATED
                                   ------------------------------------------------------
Interest income                      $32,818        $3,456       $(2,748)        33,526
Interest expense                      15,712           611           (30)        16,293
Provision for loan losses                  0             0             0              0
                                   ------------------------------------------------------
   NET INTEREST INCOME                17,106         2,845        (2,718)        17,233

OTHER INCOME
   Other income                        4,120            30           (30)         4,120
   Net securities gains                  802         6,804             0          7,606
                                   ------------------------------------------------------
                                       4,922         6,834           (30)        11,726
OTHER EXPENSE
   Amortization of goodwill            1,001           205             0          1,206
   Depreciation                          916             1             0            917
   Other expense                      14,208         3,484           (30)        17,662
                                   ------------------------------------------------------
                                      16,125         3,690           (30)        19,785

INCOME BEFORE INCOME TAXES             5,903         5,989        (2,718)         9,174
   Provision for income taxes          3,185         1,895             0          5,080
                                   ------------------------------------------------------

NET INCOME                            $2,718        $4,094       $(2,718)        $4,094
                                   ======================================================
SEGMENT ASSETS                      $997,369      $107,468      $(99,483)    $1,005,354
EXPENDITURES FOR SEGMENT ASSETS        1,067             0             0          1,067

                                           FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   ------------------------------------------------------
                                      BANKING        PARENT    INTERSEGMENT
                                   SUBSIDIARIES     COMPANY    ELIMINATIONS  CONSOLIDATED
                                   ------------------------------------------------------
Interest income                      $32,401        $4,819       $(4,329)       $32,891
Interest expense                      16,324           686           (21)        16,989
Provision for loan losses                  0             0             0              0
                                   ------------------------------------------------------
   NET INTEREST INCOME                16,077         4,133        (4,308)        15,902

OTHER INCOME
   Other income                        4,455            26           (26)         4,455
   Net securities gains                  (68)        5,244             0          5,176
                                   ------------------------------------------------------
                                       4,387         5,270           (26)         9,631
OTHER EXPENSE
   Amortization of goodwill            1,003           205             0          1,208
   Depreciation                          972             1             0            973
   Other expense                      12,081           625           (26)        12,680
                                   ------------------------------------------------------
                                      14,056           831           (26)        14,861

INCOME BEFORE INCOME TAXES             6,408         8,572        (4,308)        10,672
   Provision for income taxes          2,101         1,442             0          3,543
                                   ------------------------------------------------------

NET INCOME                            $4,307        $7,130       $(4,308)        $7,129
                                   ======================================================

SEGMENT ASSETS                      $980,679      $140,154      $(90,882)    $1,029,951
EXPENDITURES FOR SEGMENT ASSETS        2,980            11             0          2,991

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (Dollars in thousands, except per share amounts)

              NET INCOME - SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         Consolidated net income was $4,094, or $0.55 per share, on a diluted basis for the six months ended June 30, 1999, compared to the $7,129, or $0.95 per share, earned in the first six months of 1998. The annualized return on average assets was 0.77% for the first six months of 1999 and 1.41% for the first six months of 1998. For each period, the return on average equity was 7.8% and 14.4%, respectively. Return on average assets and equity for the same periods, calculated using the effects of SFAS No. 115, would not be materially different.

        The decrease in earnings was primarily the result of expenses related to Pinnacle's pending merger. On March 19, 1999, Pinnacle announced the signing of a definitive agreement for the merger of Pinnacle into Old Kent Financial Corporation. Net interest income increased 8% to $17,233 from $15,902 with a corresponding increase in the net interest margin to 3.61% from 3.53% for the same periods. Other operating income, excluding net securities gains, decreased 8% compared with the same period of 1998. Securities gains were $7,606 compared to $5,176 in gains during the same period a year ago. Other expenses increased 33% from a year ago primarily due to expenses related to the pending merger.

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

        During the first six months of 1999, Pinnacle's average earning assets were $976,644, a 6% increase from the comparable period of the previous year. The net interest margin for the first six months of 1999 was 3.61%, up from 3.53% of the same period a year ago. Net interest income on a fully taxable equivalent basis was $17,606 for the first six months of 1999, or 8% higher than the comparable period in 1998. Actual net interest income increased 8% as the result of the increase in both the net interest margin and average earning assets.

        The yield earned on total earning assets was 6.94% for the first six months of 1999 compared to 7.21% for the same period of 1998. The decrease resulted primarily from a decrease in the rate earned on both taxable securities and loans. The rate earned on interest-bearing deposits and Federal funds sold decreased 47 basis points as the average volume decreased significantly in 1999. The average rate on taxable securities decreased 28 basis points due to general lower rates earned on these securities than those carried a year ago. The average volume of taxable securities increased 4%. This increase was due to the purchase in the last quarter of 1998 of an agency-backed CMO and FNMA discount note. The yield earned on non-taxable securities increased 16 basis points while the average balance dropped slightly. The rate earned on loans decreased 34 basis points, offset by an increase in the average loan volume of $45,989. The increase in the average volume of loans was primarily due to the increase in commercial loans which increased 36%, or $42,043. Consumer loans increased 12%, or $7,343. Real estate loans, however, decreased 1%, or $3,398. Rates dropped in all categories of loans, with the largest decrease on a year-to-year basis, being commercial and consumer. A large portion of these loans are tied to Prime which dropped from the first six months of 1998. Prime rate increased to 8% the last part of June, 1999; the effects of the increase will be evident in the latter half of 1999.

        The average cost of interest-bearing liabilities decreased 36 basis points to 3.92% from 4.28% paid in the first six months of 1998. The average rate paid on interest-bearing demand deposits decreased 9 basis points while the rates paid on savings deposits decreased by 29 basis points and the rates paid on money market deposits decreased 11 basis points. The drops were made as a result of management's decision to lower rates on certain products as general market rates declined. The rates paid on other time deposits decreased 50 basis points to 5.12% from 5.62% of a year ago. Average volume on interest-bearing deposits increased slightly, or $1,290. The average volume of savings deposits increased 1%, while the average volume of money market accounts increased 11%. Other time deposits decreased $15,064. In the first quarter of 1998, coinciding with the opening of a new branch, a 14-month higher rate deposit was offered. These deposits began maturing in the first and second quarters of 1999 and total runoff in this category was approximately $5,000. This promotion was held in conjunction with the Moline branch opening in June, 1998, and those deposits will begin to mature in August, 1999. Pinnacle cannot, at this time, predict the runoff of those deposits which brought in approximately $7 million in new deposits in Moline. Additionally, higher rate "broker deposits" from the Security Federal acquisition continue to mature and are not renewed, further reducing average balances. Approximately $7 million have matured since the second quarter of 1998.

        Rates paid on short-term borrowings decreased 128 basis points, while the average balance increased $42,233. The increase in the average balance related to a repurchase agreement used to fund the purchase of a FNMA discount note in the last quarter of 1998 which matured in the first quarter of 1999 as well as the funding of the significant loan growth on a year-to-year basis. The average rates paid on Pinnacle's notes payable decreased 107 basis points due to the decrease in the underlying rates to which the notes payable were tied.

        A detailed Analysis of Net Interest Income for the three and six month periods ended June 30, 1999 and 1998 is included on Pages 18 and 19.

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

        There was no provision for loan losses in the first six months of 1999, as well as no provision for the first six months of 1998. Pinnacle had net recoveries of $58 in the first six months of 1999 compared to net charge-offs of $329 in 1998. Pinnacle continues not to record a provision for loan losses due to several factors, including the level of allowance for possible loan losses to total loans, management's assessment of the overall adequacy for allowance for loan losses, as well as the high level of real estate secured loans with the portfolio. No losses of a material amount have been recorded on real estate secured loans in the last three years.

        Total nonperforming assets totaled $5,618 at June 30, 1999, a decrease of $317, over the $5,935 at December 31, 1998. Non-performing assets consisted of $2,471 in non-accrual loans, $2,400 in loans past due greater than 90 days and still accruing, $480 in restructured loans, and $267 in other real estate owned. The investment in impaired loans at quarter end includes all nonaccrual loans over $100,000 and restructured loans. All are included in the above nonperforming asset numbers.

        Pinnacle maintains a system of review of the credit quality of the loan portfolio, including the use of an independent credit review system as well as an internal "Watch List" to identify potential problem loans. Currently, there are approximately $6,756 in potential problem loans which are identified through that review process that are not considered nonperforming and are not included in totals above.

NONINTEREST INCOME AND EXPENSE

        The major components of Pinnacle's noninterest income consist of service charges on deposit accounts and other banking income, trust fees and net gains or losses on the sale of securities. Fees on banking services and other income were $2,743 for the six months ended June 30, 1999 compared to $3,089 in the same period of 1998. The decrease in other income related to decreased income on Pinnacle's investment in purchased mortgage servicing rights. Trust fees increased slightly on a period-to-period basis. Total trust assets under management amounted to $368,000 at June 30, 1999, or a 9% increase of a year ago.

        Gains on the sale of securities, on a pre-tax basis, were $7,606 for the first six months of 1999 compared to net gains of $5,176 in the same period of 1998. The net gains on a year to date basis in 1999 consisted of gains of $6,803 recorded on the sale of equity securities as part of Pinnacle's equity investment program in other financial institutions and net gains of $814 from the sale of U. S. Treasury securities as part of Pinnacle's portfolio funds management system. The net gains in 1998 consisted of sales of equity securities of $5,243 and net losses on the portfolio funds management system of $60.

        The equity portfolio was substantially liquidated during the second quarter of 1999 with proceeds used to retire corporate debt.

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

        Management has always viewed the gains recorded on the U. S. Government program as closely related to its net interest income as opposed to one-time security gains or losses. Accordingly, since implementation of the program, the yield on Pinnacle's U. S. Government portfolio has outperformed the U. S. Treasury yield for comparable maturities by 20 basis points and by including the net gains since inception of the program, the total yield is 118 basis points higher than the same index. For the first six months of 1999, the portfolio outperformed the index by 65 basis points and, by including the net gain, outperformed the index by 120 basis points.

        Noninterest expense increased 33% for the first six months of 1999 compared to the same period last year, with expenses relating to the pending merger contributing significantly to the increase. Employee compensation and benefits increased 7% with the majority of the increase resulting from normal raises as well as a higher number of lending personnel at certain of Pinnacle's banking centers. Occupancy expense increased 15%, primarily due to the opening of two new banking centers and a new operations center in the first half of 1998. Other operating expense increased 85%, with primarily all of the increase relating to merger expenses, including investment banker fees, accounting and legal related services and certain data processing contract buyouts. Absent the effect of these expenses, other operating expenses would have increased 1%.

INCOME TAXES

        Pinnacle's Federal income tax return is prepared on a consolidated basis including the accounts of its subsidiary banks. The provision for income taxes was $5,080 for the first six months of 1999 compared with a provision of $3,543 for the first six months of 1998. An additional valuation allowance was established against certain deferred state tax assets. In reviewing Pinnacle's tax situation as it relates to its $43 million state tax carryforward and the pending merger, it was determined that a valuation allowance was necessary for $617 of the carryforward which had been recognized as a deferred tax asset in 1994. This valuation reserve, along with any other tax valuation reserve, is continually reviewed by management to determine if the realization potential of certain tax assets are more likely than not.

             NET INCOME - THREE MONTHS ENDED JUNE 30, 1999 AND 1998

        Consolidated net income was $2,073, or $0.28 per share, on a diluted basis for the three months ended June 30, 1999 (the "second quarter"), compared to $3,279, or $0.44 per share, earned in the second quarter of 1998. The annualized return on average assets was 0.80% for the second quarter of 1999 and 1.29% for the second quarter of 1998. For each period, the return on average equity was 7.9% and 13.2%, respectively.

        The primary factors for the decrease in net income were due to the expenses related to the pending merger. Excluding the effect of the items related to the merger, net income would have increased approximately 7% over the second quarter of 1998. Net interest income increased 8% as the result of a 20 basis points increase in the net interest margin, coupled with a 3% increase in average earning assets. Net securities gains of $5,024 were recorded versus net gains of $2,278 for the same period a year ago. Other income, exclusive of securities transactions, decreased 2%. Other expense increased 48% from a year ago as a result of expenses associated with the merger.

Without these items, other expenses would have declined approximately 2% from the amount recorded in the second quarter of 1998.

NET INTEREST INCOME

        During the second quarter of 1999, Pinnacle's average earning assets were $951,497 compared to $928,179 with the comparable period of the previous year. The net interest margin of the second quarter of 1999 was 3.72% compared to 3.52% for 1998. Net interest income on a fully taxable equivalent basis was $8,852 for the second quarter of 1999, or 8% higher than the comparable period in 1998. Actual net interest income also increased 8%.

        The yield earned on total earning assets was 6.98% for the second quarter of 1999 compared to 7.21% for the same period of 1998. The yield on interest-bearing deposits and Federal funds sold decreased 43 basis points while average balances decreased $9,978. The average balance of taxable securities decreased $16,211 and the yield on the portfolio decreased 7 basis points. The average balance on loans increased $49,807, offset by a decrease in the loan yield of 45 basis points.

        The average cost of interest-bearing liabilities decreased by 44 basis points to 3.85% from the 4.29% paid in the second quarter of 1998. The average rates paid on interest-bearing demand, savings and money market deposits decreased 21 basis points. The average rate paid on other time deposits decreased 61 basis points as higher rate certificates continue to roll off and be replaced with lower deposits. The rates paid on other short-term borrowings decreased 173 basis points as rates paid on these instruments were lower in the second quarter of 1999 compared to the same quarter a year ago. Rates paid on notes payable decreased 54 basis points due to lower reference rates.

PROVISION FOR LOAN LOSSES

        There was no provision for loan losses for the second quarter of 1999, as well as no provision for the second quarter of 1998. Pinnacle had net charge-offs of $185 in 1999 compared to net recoveries of $52 in 1998.

NONINTEREST INCOME AND EXPENSE

        Fees on banking services and other income were $1,444 for the three months ended June 30, 1999 compared to $1,496 in the same period of 1998. Trust fees increased 1% to $692.

        On a pre-tax basis, net gains on the sale of securities were $5,024 for the second quarter of 1999 compared to net gains on the sale of securities of $2,278 in the same period of 1998. The net gains the second quarter of 1999 consisted of gross gains of $6,634 and gross losses of $(1,610). The net gains realized in the second quarter of 1998 consisted of gross gains of $5,236 and gross losses of $(2,958).

        All of the gross securities gains and losses recorded by Pinnacle in the second quarter of 1999 related to its equity investment portfolio which was substantially liquidated during the quarter. Primarily all of the net securities gains recorded by Pinnacle in the second quarter of 1998 related to its equity securities portfolio.

        Noninterest expense increased 48% as a result of merger related expenses. Absent these expenses, noninterest expense would have decreased 2%.

INCOME TAXES

        The provision for income taxes was $2,604 for the second quarter of 1999 compared with $1,625 for the second quarter of 1998 due primarily to the increased state tax provision as previously discussed.

                             CASH EARNINGS PER SHARE

        All of Pinnacle's acquisitions have been made with both the issuance of stock and cash or cash only and, as a result, the purchase method of accounting was utilized. This method creates goodwill or the difference between the fair value of assets purchased and the historical cost of those assets. Goodwill is being amortized as a non-cash reduction of net income over time periods from 10 to 20 years. If pooling of interest method of accounting had been used (after meeting stringent accounting rules and no cash had been exchanged), no goodwill would have been created and no reduction in net income would have been made for the amortization. The following outlines Pinnacle's cash earnings, earnings per share and related ratios for the three and six months ended June 30, 1999 and 1998:


                                           FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
            (DOLLARS IN THOUSANDS)                   JUNE 30                              JUNE 30
                                         --------------------------------     ---------------------------------
                                             1999              1998               1999               1998
                                         --------------    --------------     --------------     --------------
       Net income                               $2,073            $3,279             $4,094             $7,129
       Goodwill amortization                       603               604              1,206              1,208
                                         --------------    --------------     --------------     --------------
       Cash Net Income                          $2,676            $3,883             $5,300             $8,337
                                         ==============    ==============     ==============     ==============

       EARNINGS PER SHARE, DILUTED
          Cash EPS                               $0.36             $0.52              $0.71              $1.11
          As reported                             0.28              0.44               0.55               0.95

       CASH ROA
          Average assets                    $1,037,933        $1,013,264         $1,062,282         $1,008,037
          Average goodwill                      19,809            22,326             20,109             22,524
                                         --------------    --------------     --------------     --------------
          Average tangible assets           $1,018,124          $990,938         $1,042,173           $985,513
                                         ==============    ==============     ==============     ==============

       Cash ROA                                  1.05%             1.57%              1.02%              1.69%
       As reported                               0.80%             1.29%              0.77%              1.41%

       CASH ROE
          Average equity                      $104,677           $99,370           $104,667            $99,260
          Average goodwill                      19,809            22,326             20,109             22,524
                                         --------------    --------------     --------------     --------------
          Average tangible equity              $84,868           $77,044            $84,558            $76,736
                                         ==============    ==============     ==============     ==============

       Cash ROE                                  12.6%             20.2%              12.5%              21.7%
       As reported                                7.9%             13.2%               7.8%              14.4%

                                  BALANCE SHEET

        Total consolidated assets were $1,005,354 at June 30, 1999, down 12% from year-end 1998.

        Total securities were $364,791 at June 30, 1999 and consisted of U. S. Government securities amounting to $300,264, mortgage-backed securities and CMO's of $39,261 state and municipal bonds of $18,211, and corporate and other securities of $7,055. The total securities outstanding at June 30, 1999 decreased 30% from year-end 1998 due to the maturity of a $100 million par FNMA discount note purchased in the fourth quarter of 1998 and the sale of substantially all of Pinnacle's equity portfolio.

        U. S. Government securities amounted to $300,264, or 30% of assets, at June 30, 1999. The average remaining maturity of these securities was approximately twenty-nine months. U. S. Government securities are part of Pinnacle's term taxable securities strategy which has been designed to manage Pinnacle's interest rate risk and to take advantage of the slope in the yield curve. The decision to undertake intermittent sales of these securities is based on management's assessment of economic conditions. For example, management will undertake sales of securities based on the slope of the yield curve and its determination that the reinvestment of the proceeds into a longer or shorter term security is an acceptable alternative given management's assessment of interest rate risk. At June 30, 1999, U. S. Government securities had gross unrealized gains of $288 and gross unrealized losses of $(1,663) on a pre-tax basis.

        Other securities held by Pinnacle, amounting to $64,527 at June 30, 1999, consisted of mortgage-backed, CMO's, state and municipal, and corporate and equity securities. At quarter end, these securities had gross unrealized gains of $2,097 and gross unrealized losses of $(973) on a pre-tax basis. Currently, Pinnacle is not using any derivatives for hedging or other purposes.

        Total loans amounted to $556,174 at June 30, 1999, up 3% from year-end 1998. Commercial loans increased 14%, or $20,057. Consumer loans increased 3%, or $2,293, offset by the decrease in real estate mortgages of $7,535, or 2%. Contributing to the decrease in real estate loans was the continued paydown of purchased loans acquired with the Security Federal acquisition. Absent these continued paydowns, real estate loans would have remained flat. At June 30, 1999, 30% of the portfolio were commercial loans, 57% were real estate loans, and 13% were consumer loans. Pinnacle's loan to asset ratio was 55% at June 30, 1999 and its loan to deposit ratio was 65%.

        Goodwill and other intangibles amounted to $19,453, or 19% of stockholders' equity at June 30, 1999.

        Total deposits were $860,723 at June 30, 1999, or 3% lower than year-end 1998. The decrease in deposits was primarily in other time deposits which decreased $27,457. This decrease was attributed to the previously mentioned decrease in broker deposits as well as the promotional time deposit , a portion of which was not renewed in 1999. Noninterest bearing demand deposits increased $1,450 but were offset by the decrease in interest bearing demand deposits of $1,685. Savings deposits increased $4,609. At June 30, 1999, the percentage of total deposits for each category were noninterest-bearing deposits, 14%; interest-bearing demand deposits, 11%; savings accounts (including money market accounts), 34%; and other time deposits, 41%.

        In the second quarter of 1999, Pinnacle paid off its notes payable with the proceeds from the sale of equity securities. At December 31, 1998, the balance was $20,750.

                                CAPITAL RESOURCES

        Total stockholders' equity of Pinnacle was $103,922 at June 30, 1999 and $117,376 at December 31, 1998. The ratio of equity to assets was 10.3% and 10.2% at each period end, respectively.

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

        The following table provides an analysis of the minimum capital requirements (as defined), ratios and the excess over the minimum which Pinnacle holds as capital as of June 30, 1999, in thousands (except percentages).

                           MINIMUM       MINIMUM                                EXCESS
                           REQUIRED      REQUIRED     ACTUAL      ACTUAL         OVER
                            RATIO         AMOUNT       RATIO      AMOUNT       MINIMUM
                         ------------  ------------  ---------  -----------  ------------
Leverage Capital              4.00%       $39,436       8.59%     $84,663       $45,227
Risk-based Capital:
   Tier One                   4.00         20,991      16.13       84,663        63,672
   Total (Tier Two)           8.00         41,983      17.38       91,228        49,245

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

        Book value per share was $14.04 at June 30, 1999 compared to $15.73 at December 31, 1998. Dividends amounting to $0.50 per share were paid in the first six months of 1999. Tangible book value (stockholders' equity less goodwill) was $11.52 at June 30, 1999 compared to $12.97 at December 31, 1998.

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

        Pinnacle's cash flows are comprised of three general types. Cash flows from operating activities are primarily Pinnacle's net income, adjusted for non-cash items. Cash flows from investing activities consist of loans made to and collected from customers; and purchases, sales and maturities of securities available for sale. Cash flows from financing activities are determined by Pinnacle's deposit base and from Pinnacle's ability to borrow and repay debt and issue or repurchase stock. For the six months ended June 30, 1999, cash flows were generated primarily from the net decrease in securities of $145,510. Cash flow uses and needs include a $14,810 increase in loans, a $24,496 decrease in deposits, a $20,750 net reduction in notes payable, an $81,620 reduction in short-term borrowings, $1,621 for the purchase and retirement of common stock, and $3,715 to pay dividends. Pinnacle's net cash position decreased $3,554, with the decrease primarily in cash and due from banks.

        Pinnacle's subsidiary banks have a relatively stable base of deposits and any increased loan demand can be sufficiently funded without a material change in its balance sheet.

        At June 30, 1999, Pinnacle had no outstanding advances on its line of credit with an unaffiliated bank. The proceeds of the sale of equity securities were used to retire the debt.

        Market risk at Pinnacle consists primarily of interest rate risk and, to some extent, market price risk. Market risk exposure at Pinnacle has not changed significantly since year-end 1998.

        Regulatory requirements exist which influence Pinnacle's liquidity and cash flow needs. These requirements include the maintenance of satisfactory capital ratios on a consolidated and subsidiary bank basis, restrictions on the amount of dividends which a subsidiary bank may pay and reserve requirements with the Federal Reserve Bank. Based on these restrictions, at July 1, 1999, bank subsidiaries could have declared approximately $2,037 in dividends without requesting approval of the applicable Federal or State regulatory agency. In addition, Pinnacle has made loan commitments which could result in increased cash flow requirements for loans. Management is of the opinion that these regulatory requirements and loan commitments will not have a significant impact on the liquidity of Pinnacle. Management is not aware of any known trends, events or uncertainties that will have, or that are reasonably likely to have, a material effect on Pinnacle except the merger with Old Kent.

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

        If the merger of Pinnacle and Old Kent is completed in the expected time frame, Pinnacle's data processing will be converted to the Old Kent system prior to year-end 1999. According to disclosure by Old Kent, as of June 30, 1999, Old Kent was fully compliant on all applications. "Mission critical" applications have been fully tested without failure. Pinnacle will work with Old Kent to integrate their Year 2000 programs and believes both Pinnacle and Old Kent are taking reasonable steps to address and remediate Year 2000 issues. However, neither Pinnacle nor Old Kent can make any representation that all of its systems, especially those of significant third parties, will be Year 2000 compliant or that it will not be adversely affected by Year 2000 issues.

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

ANALYSIS OF NET INTEREST INCOME
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES

                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             JUNE 30, 1999                       JUNE 30, 1999
                                                    -------------------------------    ---------------------------------
              (DOLLARS IN THOUSANDS)                  AVERAGE                             AVERAGE
                                                      BALANCE    INTEREST   RATE          BALANCE    INTEREST    RATE
                                                    -------------------------------    ---------------------------------
ASSETS:
   Interest-earning assets:
      Interest-bearing deposits and
         Federal funds sold                                 $157       $2     5.10 %            $202        $5     4.95 %
      Taxable securities                                 377,853    5,207     5.51           407,433    11,057     5.43
      Nontaxable securities                               16,617      515    12.40            16,778     1,041    12.41
      Loans                                              556,870   10,876     7.81           552,231    21,796     7.89
                                                    -------------------------------    ---------------------------------
         Total interest-earning assets                   951,497   16,600     6.98           976,644    33,899     6.94
   Noninterest-earning assets:
      Cash and due from banks                             28,028                              27,696
      Allowance for loan losses                           (7,130)                             (7,117)
      Other assets                                        65,538                              65,059
                                                    -------------                      --------------
         Total assets                                 $1,037,933                          $1,062,282
                                                    =============                      ==============
LIABILITIES AND
STOCKHOLDERS' EQUITY:
   Interest-bearing liabilities:
      Interest-bearing demand deposits                   $95,945     $441     1.84 %         $96,320      $870     1.81 %
      Savings deposits                                   242,312    1,580     2.61           241,002     3,144     2.61
      Money market deposits                               50,361      432     3.43            49,127       831     3.38
     Other time deposits                                 359,111    4,508     5.02           369,624     9,464     5.12
      Short-term borrowings                               37,989      491     5.17            54,314     1,373     5.06
      Notes payable                                       19,849      296     5.97            21,356       611     5.72
                                                    -------------------------------    ---------------------------------
         Total interest-bearing liabilities              805,567    7,748     3.85           831,743    16,293     3.92
   Noninterest-bearing liabilities:
      Demand deposits                                    117,287                             115,408
      Other liabilities                                   10,402                              10,464
      Stockholders' equity                               104,677                             104,667
                                                    -------------                      --------------
         Total liabilities and stockholers' equity    $1,037,933                          $1,062,282
                                                    =============                      ==============
Net interest income and margin                                     $8,852     3.72 %                   $17,606     3.61 %
                                                                 ==================                  ===================


Interest income is adjusted to taxable equivalents for the tax-exempt assets based upon a Federal income tax rate of 34% for 1999. The fully taxable equivalent adjustment to interest income for the three and six months ended June 30, 1999 was $183 and $373, respectively. The average balance on nonaccrual loans is included in the total loans category. The average balances do not include the effect of SFAS No. 115.

ANALYSIS OF NET INTEREST INCOME
PINNACLE BANC GROUP, INC. AND SUBSIDIARIES

                                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                JUNE 30, 1998                        JUNE 30, 1998
                                                       --------------------------------    ----------------------------------
                (DOLLARS IN THOUSANDS)                    AVERAGE                            AVERAGE
                                                          BALANCE    INTEREST   RATE         BALANCE     INTEREST     RATE
                                                       --------------------------------    ----------------------------------
ASSETS:
   Interest-earning assets:
      Interest-bearing deposits and
         Federal funds sold                                $10,135      $140     5.53 %        $7,127        $193     5.42 %
      Taxable securities                                   394,064     5,591     5.58         392,431      11,198     5.71
      Nontaxable securities                                 16,917       520    12.30          17,385       1,066    12.25
      Loans                                                507,063    10,468     8.26         506,242      20,820     8.23
                                                       -------------------------------    ---------------------------------
         Total interest-earning assets                     928,179    16,719     7.21         923,185      33,277     7.21
   Noninterest-earning assets:
      Cash and due from banks                               26,639                             26,739
      Allowance for loan losses                             (7,164)                            (7,334)
      Other assets                                          65,610                             65,447
                                                       ============                       ============
         Total assets                                   $1,013,264                         $1,008,037
                                                       ============                       ============

LIABILITIES AND
STOCKHOLDERS' EQUITY:
   Interest-bearing liabilities:
      Interest-bearing demand deposits                     $97,215      $464     1.91 %       $95,030        $903     1.90 %
      Savings deposits                                     237,531     1,732     2.92         237,476       3,440     2.90
      Money market deposits                                 45,741       403     3.52          44,422         775     3.49
     Other time deposits                                   389,813     5,489     5.63         384,688      10,802     5.62
      Short-term borrowings                                  5,916       102     6.90          12,081         383     6.34
      Notes payable                                         21,167       351     6.51          20,219         686     6.79
                                                       -------------------------------    ---------------------------------
         Total interest-bearing liabilities                797,383     8,541     4.29         793,916      16,989     4.28
   Noninterest-bearing liabilities:
      Demand deposits                                      108,377                            106,010
      Other liabilities                                      8,134                              8,851
      Stockholders' equity                                  99,370                             99,260
                                                       ------------                       ------------
         Total liabilities and stockholders' equity     $1,013,264                         $1,008,037
                                                       ============                       ============
Net interest income and margin                                        $8,178     3.52 %                   $16,288     3.53 %
                                                                     ==================                 ====================


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

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        At a Special Meeting of Stockholders of Pinnacle Banc Group, Inc. held August 10, 1999, the Agreement and Plan of Merger dated as of March 18, 1999 ("Merger Agreement") between Pinnacle, Old Kent, and OKFC Merger Corporation, a wholly-owned subsidiary of Old Kent, was ratified. Votes in favor of the Merger Agreement totaled 6,042,688, or 81.67%, of the total outstanding shares. Votes against the Merger Agreement totaled 46,915, or 0.63%, of the total outstanding shares. Abstentions totaled 38,357, or 0.52%, of the total outstanding shares.

        The merger has received all necessary regulatory approval and is expected to close September 3, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) The following exhibits are filed as part of this Form 10-Q.

                            DESCRIPTION NO.
              EXHIBIT        UNDER ITEM 601                  EXHIBIT
              NUMBER       OF REGULATION S-K               DESCRIPTION
           -------------  -------------------   --------------------------------
                 1                (20)          Report furnished to securities
                                                holders.
                                                Second quarter report.

                27                (27)          Financial Data Schedule.

        (b) Reports on Form 8-K.

               None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PINNACLE BANC GROUP, INC.



Dated:  August 10, 1999               By: /s/ JOHN J. GLEASON, JR.
        ---------------                   ------------------------
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